Form 10-Q
period 1995-01-28
HADCO CORP
filed 1995-03-07
CIK 729533

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
 (Mark One)
    (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended January 28, 1995

                                     or

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from           to
                                        ----------  ----------

                         Commission File Number 0-12102


                               HADCO CORPORATION


             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                                   04-2393279
- -------------                                                   ----------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation organization)                          Identification No.)

12A Manor Parkway, Salem, New Hampshire                              03079
                                                                     -----
(Address of principal executive offices)                         (Zip Code)


                          Telephone:   (603) 898-8000
                          ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X          No
                                                   -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant had 9,712,756 shares of Common Stock, $.05 Par Value, outstanding at February 22, 1995.

                                         HADCO CORPORATION AND SUBSIDIARIES

                                                       INDEX

 Part I.                                                                                       Page
          Financial Information:

          Consolidated Condensed Balance Sheets as of
           January 28, 1995 and October 29, 1994...........                                     3

          Consolidated Condensed Statements of Income
           for the Quarters ended January 28, 1995 and
           January 29, 1994, respectively...................
                                                                                                4

          Consolidated Condensed Statements of Cash Flows
           for the Quarters ended January 28, 1995
           and January 29, 1994, respectively .............                                     5


          Notes to Consolidated Condensed Financial
           Statements......................................                                     6

          Management's Discussion and Analysis of Results
           of Operations and Financial Condition...........                                    11


 Part II.
          Other Information................................                                    13

          Signatures ......................................                                    14

                                           HADCO CORPORATION AND SUBSIDIARIES
                                          -------------------------------------
                                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                          -------------------------------------
                                            (In thousands, except share data)

                                                          ASSETS
                                                          ------
                                                                               January 28,          October 29,
                                                                                  1995                 1994
                                                                               ----------           ----------
                                                                               (unaudited)
 Current Assets:
  Cash and cash equivalents                                                     $ 15,603             $ 19,064
  Short-term investments                                                          12,557               12,499
  Accounts receivable, net of allowance for
   doubtful accounts of $801,000 in 1995 and
   $725,000 in 1994                                                               26,138               25,312
  Inventories                                                                     10,491               10,295
  Prepaid expenses                                                                 5,313                4,419
                                                                                --------             --------
          Total Current Assets                                                    70,102               71,589
                                                                                --------             --------

 Property, Plant and Equipment, at cost                                          158,999              156,663
  Less - Accumulated depreciation and amortization                               106,070              102,910
                                                                                --------             --------
                                                                                  52,929               53,753
                                                                                --------             --------

 Other Assets                                                                        772                  984
                                                                                --------             --------
                                                                                $123,803             $126,326
                                                                                ========             ========



                                   LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                   ----------------------------------------

 Current Liabilities:
  Current maturities of long-term debt
   and capital lease obligations                                               $  2,678             $  4,678
  Accounts payable and accrued expenses                                          25,197               29,915
  Other accrued expenses                                                          7,461                5,167
                                                                               --------             --------
          Total Current Liabilities                                              35,336               39,760
                                                                               --------             --------

 Long-Term Debt and Capital Lease Obligations                                     3,842                4,526
                                                                               --------             --------
 Long-Term Liabilities (Note 5)                                                   4,900                4,600
                                                                               --------             --------
 Stockholders' Investment:
          Common stock, $.05 par value -
           Authorized 25,000,000 shares
           Issued and outstanding 9,669,742
            in 1995 and 9,738,117 in 1994                                           484                  487
 Paid-in Capital                                                                 22,663               22,763
 Deferred Compensation Resulting from the
   Granting of Non-qualified Stock Options                                         (659)                (731)
 Retained Earnings                                                               57,237               54,921
                                                                               --------             --------
   Total Stockholders' Investment                                                79,725               77,440
                                                                               --------             --------
                                                                               $123,803             $126,326
                                                                               ========             ========


                  The accompanying notes are an integral part
              of these consolidated condensed financial statements

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                   unaudited
                                   ---------
                       (In thousands, except share data)

                                                                                  Quarter Ended
                                                                          -------------------------------
                                                                          January 28,          January 29,
                                                                             1995                 1994
                                                                          ----------           ----------
Net Sales                                                                    $56,825              $46,464

Cost of Sales                                                                 45,533               39,169
                                                                          ----------            ---------

         Gross Profit                                                         11,292                7,295

Selling, General and
 Administrative Expenses                                                       6,522                5,457
                                                                          ----------            ---------


         Income from Operations                                                4,770                1,838

Interest Income                                                                  333                  182

Interest Expense                                                                (139)                (293)
                                                                          ----------            ---------


         Income Before Provision for Income Taxes                              4,964                1,727

Provision for Income Taxes                                                     1,961                  669
                                                                          ----------            ---------

        Net Income                                                        $    3,003            $   1,058
                                                                          ==========            =========


Net Income Per Common and
 Common Equivalent Share                                                  $      .29            $     .10
                                                                          ==========            =========


Weighted Average Common and Common
 Equivalent Shares Outstanding                                            10,445,516            10,810,738
                                                                          ==========            ==========


                  The accompanying notes are an integral part
             of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                   unaudited
                                   ---------
                                 (In thousands)

                                                                                               Quarter Ended
                                                                                     --------------------------------
                                                                                     January 28,          January 29,
                                                                                        1995                 1994
                                                                                     ----------          ------------
 Total Cash Provided From Operations                                                  $   2,797             $   3,999
                                                                                      ---------             ---------

 Cash Flows From Investing Activities:
    Net purchases of short-term investments                                                 (58)               (2,008)
    Purchases of property, plant and equipment                                           (2,844)               (4,739)
    Proceeds from sale of property, plant and
    equipment                                                                               119                    39
                                                                                      ---------             ---------

 Cash Used For Investing Activities                                                     ( 2,783)               (6,708)
                                                                                      ---------             ---------

 Cash Flows From Financing Activities:
    Principal payments under capital lease obligations                                     (682)               (2,187)
    Principal payments of long-term debt                                                 (2,003)                    -
    Proceeds from issuance of common stock                                                  228                   124
    Purchase and retirement of common stock                                              (1,018)                    -
                                                                                      ---------             ---------


 Cash Used for Financing Activities                                                      (3,475)               (2,063)
                                                                                      ---------             ---------


 Decrease in Cash and Cash Equivalents                                                   (3,461)               (4,772)

 Cash and Cash Equivalents Beginning of Period                                           19,064                19,041
                                                                                      ---------             ---------

 Cash and Cash Equivalents End of Period                                              $  15,603             $  14,269
                                                                                      =========             =========


 Supplemental disclosure of cash flow information:

   Cash paid during the respective periods for:

       Interest                                                                       $     406             $    307
                                                                                      =========             ========

       Income tax payment                                                             $     360             $    790
                                                                                      =========             ========


                  The accompanying notes are an integral part
             of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (unaudited)


1.  Basis of Presentation
    ---------------------

       In the opinion of management, these consolidated condensed financial statements contain all normal recurring adjustments for fair presentation. The results of operations for the quarter ended January 28, 1995, are not necessarily an indication of the results expected for the full year.

        The accompanying consolidated condensed financial statements include the accounts of Hadco Corporation (the Company) and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

       For information as to the significant accounting policies followed by the Company and other financial and operating information, see the Company's Form 10-K as filed with the Securities and Exchange Commission on January 11, 1995. These financial statements should be read in conjunction with the financial statements included in that Form 10-K.



2.  Inventories
    -----------

       Inventories are stated at the lower of cost, first-in, first-out (FIFO) or market and consist of the following:
                                                                       January 28,                 October 29,
                                                                          1995                        1994
                                                                       -----------                 -----------
                                                                                   (In thousands)
               Raw Materials                                             $ 3,950                     $ 3,556
               Work-in-process                                             6,541                       6,739
                                                                         -------                      ------

               Total                                                     $10,491                     $10,295
                                                                         =======                     =======

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (unaudited)
                                  -----------

3.  Long-Term Debt and Capital Lease Obligations

      The long-term debt and capital lease obligations of the Company consisted of the following:

                                                                                   January 28,                October 29,
                                                                                       1995                      1994
                                                                                     --------                 -----------
                                                                                               (in thousands)
             Capital lease obligations                                               $ 5,424                      $ 6,105
             Term-loan agreements                                                      1,096                        3,099
                                                                                     -------                      -------
                                                                                       6,520                        9,204
             Less - Current maturities                                                 2,678                        4,678
                                                                                     -------                      -------
                                                                                     $ 3,842                      $ 4,526
                                                                                     =======                      =======

4.  Stock Options
    -------------

       As of January 28, 1995, options to purchase shares of common stock were outstanding under the following plans:

                                         Options               Average Exercise               Options
              Plan                     Outstanding                   Price                  Exercisable
     ----------------------            -----------             -----------------            ------------
         December 1985                    197,875                    $2.12                    197,875
      (non-qualified plan)

         December 1986                    414,320                    $2.95                    414,320
      (non-qualified plan)

         December 1987                    226,746                    $3.00                    198,746
      (non-qualified plan)

         September 1990                   897,853                    $7.42                    205,118
      (non-qualified plan)

         December 1991                     75,000                    $5.09                     60,000
      (non-qualified plan)

       Options outstanding under the December 1985 and December 1986 plans are exercisable immediately. These options have various vesting periods up to ten years. Upon termination of employment under certain circumstances, the Company may at its option repurchase the exercised but unvested shares at the original purchase price.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (unaudited)
                                  -----------

5.  Environmental Matters
    ---------------------

The Company is proceeding with investigative studies regarding soil and ground water contamination at its Owego, New York facility. The Company has signed a Consent Order with the New York State Department of Environmental
Conservation (NYSDEC) under which the Company conducted a Remedial Investigation and Feasibility Study (RIFS) for apparent on-site contamination at the Owego, New York facility. Under the terms of the Consent Order, the study was to develop a proposed remedial program and proposed implementation of that program. Investigative work has already been undertaken and the Company continues to cooperate with the NYSDEC to resolve the matter. The RIFS was completed at a cost of approximately $640,000. The Company received approval from the NYSDEC to proceed with the implementation of an Interim Remedial Measure Work Plan (IRM Work Plan). The implementation of the IRM Work Plan was completed during the fourth quarter of 1993 at a cost of approximately $250,000. In July 1994, the Company filed with NYSDEC a Focused Feasibility Study (FFS) prepared by the Company's environmental consultants enumerating several remediation alternatives. The range of costs associated with the remediation alternatives was estimated therein as being (without reference to the no action alternative therein) between $3.8 million and $5.3 million.
Based upon the RIFS and FFS, in January 1995 the NYSDEC proposed a remediation program of groundwater withdrawal and treatment and iterative soil flushing. The cost, based on the FFS, to implement this alternative is estimated to be $4.6 million, and is expected to be expended as follows: $300,000 capital equipment, $4.3 million for operation and maintenance costs which will be incurred and expended over the estimated life of the program of 30 years. NYSDEC has requested that the Company take additional samples from a wetland area near the Company's Owego facility. Analytical reports of earlier sediment samples indicated the presence of certain inorganics. There can be no assurance that the Company will not be required to conduct additional investigations and remediation at that location, the costs of which are currently indeterminable due to the numerous variables described in the second sentence of the penultimate paragraph of this "Environmental Matters" section.

    From 1974 to 1980, the Company operated a printed circuit manufacturing facility as a lessee of property that is now the subject of a pending lawsuit and investigation by the Florida Department of Environmental Protection (FDEP). On June 9, 1992, the Company entered into a Cooperating Parties Agreement in which it and another prior lessee of the site have agreed to fund certain assessment and feasibility study activities at the site, and an

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (unaudited)
                                  -----------

5.  Environmental Matters (Continued)
    ---------------------------------

environmental consultant has been retained to perform such activities. The cost of such activities is not expected to be material to the Company. In addition to the Cooperating Parties Agreement, and in the absence of pending litigation against the Company, HADCO and others are participating in alternative dispute resolution regarding the site with an independent mediator. In connection with the mediation, in February 1992 the FDEP presented computer-generated estimates of remedial costs, for activities expected to be spread over a number of years, that ranged from approximately $3.3 million to $9.7 million. Mediation sessions were conducted in March 1992 but have been suspended during the ongoing assessment and feasibility activities.
Management believes it is likely that it will participate in implementing a continuing remedial program for the site, the costs of which are currently unknown. However, based on information currently known by the Company, management does not expect these costs to have a material adverse effect on the Company.

    The Company accrues estimated costs associated with known environmental matters, when such costs can be estimated. The cost estimates relating to future environmental clean-up are subject to numerous variables, the effects of which can be difficult to measure, including the stage of the environmental investigations, the nature of potential remedies, possible joint and several liability, the magnitude of possible contamination, the difficulty of determining future liability, the time over which remediation might occur, and the possible effects of changing laws and regulations. The total reserve for environmental matters currently identified by the Company amounted to $5.8 million and $5.5 million at January 28, 1995 and October 29, 1994, respectively. The current portion of these costs as of January 28, 1995 and October 29, 1994, amounted to approximately $873,000, and is included in "Other accrued expenses." The long-term portion of these costs amounted to approximately $4.9 million and $4.6 million as of January 28, 1995 and October 29, 1994, respectively, and is reported under the caption "Long-term Liabilities." Management believes the ultimate disposition of the above known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (unaudited)
                                  -----------

5.  Environmental Matters (Continued)
    ---------------------------------

     The Company is one of thirty-three entities which have been named as potentially responsible parties in a lawsuit pending in the federal district court of New Hampshire concerning environmental conditions at the Auburn Road, Londonderry, New Hampshire landfill site. Local, state and federal entities and certain other parties to the litigation seek contribution for past costs, totaling approximately $20 million, allegedly incurred to assess and remediate the Auburn Road site. These parties also allege that future monitoring will be required. In addition, the EPA contends that future remediation actions may be required. The Company is contesting liability. The future costs in connection with the lawsuit are currently indeterminable due to such factors as the unknown timing and extent of any future remedial actions which may be required, the extent of any liability of the Company and of other potentially responsible parties, and the financial resources of the other potentially responsible parties.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                ------------------------------------------------

Results of Operations
- ---------------------
First Quarter
- ------------

       Net sales for the first quarter of 1995 increased 22.3% over the same period in 1994. The change was due to increases in the volume of production and shipments, and a shift in product mix to higher layer, higher density products, as compared to the first quarter last year. Pricing per unit increased 1.0% for the first quarter of 1995 over the first quarter of 1994. The Company believes that the potential exists for excess capacity in the industry, which could have an adverse impact on future pricing.

       The gross profit margin increased from 15.7% in the first quarter of 1994 to 19.9% in the first quarter of 1995. The increase is a direct result of higher volume of shipments, an increase in the technology level of product mix and improvements in operating efficiencies. Continued productivity improvements have lead to increased unit volume and lower unit costs.

       Selling, general and administrative (SG&A) expenses, as a percent of net sales, decreased to 11.5% in the first quarter of 1995 as compared to 11.7% in the first quarter of 1994 due to increased revenue. SG&A expenses increased from $5.5 million in the first quarter of 1994 to $6.5 million in the first quarter of 1995, as a result of increased variable costs directly attributable to increased net sales and charges for environmental related matters. Included in SG&A expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During the first quarter of 1995 and 1994, the Company made, and charged to SG&A expenses, actual payments of approximately $347,000 and $54,000, respectively, for environmental matters.
In the first quarter of 1995 and 1994, the Company also accrued and charged to SG&A expenses approximately $305,000 and $307,000, respectively, as cost estimates relating to known environmental matters. To the extent and in amounts Hadco believes circumstances warrant, it will continue to accrue and charge to SG&A expenses cost estimates relating to environmental matters. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

       Interest income increased in the first quarter of 1995 as compared to the first quarter of 1994 due to higher yields on investments, and higher average cash balances available for investing.

       Interest expense decreased in the first quarter of 1995 as compared to the first quarter of 1994 due to a decrease in outstanding debt.

Income Taxes
- ------------

       In accordance with generally accepted accounting principles, the Company has provided for income taxes in the first quarter at its estimated annual effective rate. The Company presently anticipates that the effective annual rate of income taxes for 1995 will be 39.50%, which is less than the current combined federal and state statutory rates. This difference is caused by tax-exempt interest income, the tax benefit of a Foreign Sales Corporation
(FSC), and various state investment tax credits. The effective tax rate for 1995 is based on current tax laws.

Liquidity and Capital Resources
- -------------------------------

       At January 28, 1995, the Company's working capital was $34.8 million, including cash, cash equivalents and short-term investments of $28.2 million, as compared to working capital of $31.8 million, including cash, cash equivalents and short-term investments of $31.6 million, at October 29, 1994.


       At January 28, 1995, the following lines of credit were available to the Company:
                                                                  (in thousands)
                                                                  -------------
                     Leasing Line of Credit                          $ 3,816
                     Revolving/Term Lines of Credit                   25,000
                                                                     -------
                     Total Credit Available                          $28,816
                                                                     =======


       The Company believes that the available cash balances, together with cash flow from operations, will be sufficient to meet the Company's cash requirements through its fiscal year ending October 28, 1995.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

       (a)   Exhibits

             10.01 Amendment dated January 15, 1995 to Lease between Registrant and Nash Family Investment Properties and Tamposi Family Investment Properties and CIII.

             10.02 Lease dated January 13, 1995 between Registrant and Nash Family Investment Properties and Ballinger Properties d/b/a Sagamore Industrial Properties.


       (b)   Reports on Form 8-K

             There were no reports on Form 8-K filed for the quarter ended January 28, 1995.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Hadco Corporation

Date:  March 7, 1995                       By: /s/ Timothy P. Losik
                                                   -----------------------
                                                   Timothy P. Losik
                                                   Chief Financial Officer,
                                                   Vice President