Form 10-Q
period 1995-04-29
HADCO CORP
filed 1995-06-09
CIK 729533

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
 (Mark One)
    (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 29, 1995

                                       or

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from               to
                                        -------------    -------------


                         Commission File Number 0-12102


                               HADCO CORPORATION


             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                                      04-2393279
- ------------------------------                                  -------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation organization)                            Identification No.)


12A Manor Parkway, Salem, New Hampshire                               03079
(Address of principal executive offices)                            --------
                                                                   (Zip Code)

                         Telephone:   (603) 898-8000
                         ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X          No
                                                  ------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant had 9,841,741 shares of Common Stock, $.05 Par Value, outstanding at May 25, 1995.


                       HADCO CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                     Page
Part I.

         Financial Information:

         Consolidated Condensed Balance Sheets as of
          April 29, 1995 and October 29, 1994............             3

         Consolidated Condensed Statements of Income
          for the Quarters ended April 29, 1995 and
          April 30, 1994 and six months ended April 29,
          1995 and April 30, 1994, respectively..........             4


         Consolidated Condensed Statements of Cash
          Flows for the six months ended April 29, 1995
          and April 30, 1994, respectively...............             5


         Notes to Consolidated Condensed Financial
          Statements.....................................             6

         Management's Discussion and Analysis of Results
          of Operations and Financial Condition..........            11



Part II.

         Other Information...............................            14

         Signatures......................................            15

                          HADCO CORPORATION AND SUBSIDIARIES
                          ----------------------------------
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                         -------------------------------------
                           (In thousands, except share data)

                                        ASSETS
                                        ------

                                                                           April 29,      October 29,
                                                                             1995            1994
                                                                         -------------   -------------
                                                                          (unaudited)
Current Assets:
  Cash and cash equivalents                                              $ 20,124         $ 19,064
  Short-Term Investments (Note 2)                                          12,113           12,499
  Accounts receivable, net of allowance
   for doubtful accounts of $851,000 in 1995
   and $725,000 1994                                                       30,862           25,312
  Inventories                                                              11,494           10,295
  Prepaid expenses                                                          5,726            4,419
                                                                         --------         --------
      Total Current Assets                                                 80,319           71,589
                                                                         --------         --------

Property, Plant and Equipment, at cost                                    160,759          156,663
 Less - Accumulated depreciation and amortization                         108,844          102,910
                                                                         --------         --------
                                                                           51,915           53,753
                                                                         --------         --------

Other Assets                                                                  909              984
                                                                         --------         --------
                                                                         $133,143         $126,326
                                                                         ========         ========

                                 LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                 ----------------------------------------

Current Liabilities:
  Current maturities of long-term debt
   and capital lease obligations                                         $  2,555         $  4,678
  Accounts payable and accrued expenses                                    30,032           29,915
  Other accrued expenses                                                    5,990            5,167
                                                                         --------         --------
      Total Current Liabilities                                            38,577           39,760
                                                                         --------         --------

Long-Term Debt and Capital Lease Obligations                                3,255            4,526
                                                                         --------         --------
Long-Term Liabilities Commitments &
 Contingencies (Note 6)                                                     5,800            4,600
                                                                         --------         --------
Stockholders' Investment:
  Common stock, $.05 par value -
   Authorized 25,000,000 shares
   Issued and outstanding 9,763,461
    and 9,738,117 shares in 1995 and 1994,
    respectively                                                              488              487
Paid-in Capital                                                            23,180           22,763
Deferred Compensation Resulting from
 the Granting of Non-qualified Stock Options                                 (587)            (731)
Retained Earnings                                                          62,430           54,921
                                                                         --------         --------
         Total Stockholders' Investment                                    85,511           77,440
                                                                         --------         --------
                                                                         $133,143         $126,326
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
                                                     ---------
                                        (In thousands, except share data)

                                                   Quarter Ended              Six Months Ended
                                               ---------------------       -----------------------
                                               April 29,   April 30,       April 29,     April 30,
                                                 1995        1994            1995          1994
                                               ---------   ---------       ---------     ---------
Net Sales                                   $   67,637  $   56,195       $  124,462    $  102,659
Cost of Sales                                   51,376      45,526           96,909        84,695
                                            ----------  ----------       ----------    ----------
    Gross Profit                                16,261      10,669           27,553        17,964

Selling, General and
 Administrative Expenses                         7,919       6,707           14,441        12,164
                                            ----------  ----------       ----------    ----------

    Income from Operations                       8,342       3,962           13,112         5,800

Interest Income                                    372         177              705           359

Interest Expense                                  (130)       (202)            (269)         (495)
                                            ----------  ----------       ----------    ----------

    Income Before Provision for
     Income Taxes                                8,584       3,937           13,548         5,664

Provision for Income Taxes                       3,391       1,554            5,352         2,223
                                            ----------  ----------       ----------    ----------
    Net Income                              $    5,193  $    2,383       $    8,196    $    3,441
                                            ==========  ==========       ==========    ==========


Net Income Per Common and
 Common Equivalent Share                    $      .49  $      .22       $      .78    $      .32
                                            ==========  ==========       ==========    ==========


Weighted Average Common and Common
 Equivalent Shares Outstanding              10,626,412  10,803,599       10,553,048    10,799,532
                                            ==========  ==========       ==========    ==========





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


                                                                Six Months Ended
                                                            ------------------------
                                                            April 29,      April 30,
                                                              1995           1994
                                                            ---------      ---------
Total Cash Provided By Operations                           $ 9,572        $ 7,527
                                                            -------        -------
Cash Flows From Investing Activities:
  Net purchases, sales and maturities of
   short-term investments                                       386          1,042
  Purchases of property, plant and equipment                 (5,512)        (9,018)
  Proceeds from sale of property, plant and
  equipment                                                     279            107
                                                            -------        -------

Cash Used For Investing Activities                           (4,847)        (7,869)
                                                            -------        -------

Cash Flows From Financing Activities:
  Principal payments under capital lease obligations         (1,350)        (2,980)
  Principal payments of long-term debt                       (2,046)           (46)
  Proceeds from issuance of common stock                        749            543
  Purchase and retirement of common stock                    (1,018)             0
                                                            -------        -------

Cash Used For Financing Activities                           (3,665)        (2,483)
                                                            -------        -------
Increase (Decrease) in Cash and Cash Equivalents              1,060         (2,825)

Cash and Cash Equivalents Beginning of Period                19,064         19,041
                                                            -------        -------


Cash and Cash Equivalents End of Period                     $20,124        $16,216
                                                            =======        =======
Supplemental disclosure of cash flow information:

 Cash paid during the respective periods for:

         Interest                                           $   321        $   486
                                                            =======        =======
         Income taxes                                       $ 4,586        $ 2,861
                                                            =======        =======





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

                      HADCO CORPORATION AND SUBSIDIARIES
                      ----------------------------------
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)
                                  -----------


1.  Basis of Presentation
    ---------------------

         In the opinion of management, these consolidated condensed financial statements contain all normal recurring adjustments for fair presentation. The results of operations for the quarter and six months ended April 29, 1995, are not necessarily an indication of the results expected for the full year.

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


2.  Short-term Investments
    ----------------------

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective October 30, 1994, the beginning of the first quarter of fiscal 1995. This statement addresses the accounting and reporting for investments in marketable equity securities that have readily determinable fair values and for all investments in debt securities.

         The Company classifies its investments in corporate and government debt securities as held-to-maturity given the Company's intent and ability to hold the securities to maturity. In accordance with the statement, held-to-maturity securities are carried at amortized cost.

                      HADCO CORPORATION AND SUBSIDIARIES
                      ----------------------------------
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)
                                  -----------


2.  Short-term Investments (continued)
    ----------------------------------


         As of April 29, 1995, the Company held investments in the following held-to-maturity securities:
                                                           Fair Market
                                                           -----------
                                              Cost             Value                 Maturity
                                              ----             -----                 --------
                                                   (in thousands)

 Debt securities issued by the US
 Government                                  $ 3,036          $ 3,054               within 1 year

 Debt securities issued by states of
 the US                                        1,998            2,001               within 1 year

 Corporate debt securities                     7,079            7,046               within 1 year
                                             -------          -------
                                             $12,113          $12,101
                                             =======          =======

3.  Inventories
    -----------


         Inventories are stated at the lower of cost, first-in, first-out (FIFO) or market and consist of the following:

                                  April 29,     October 29,
                                     1995          1994
                                  ---------     -----------
                                        (In thousands)
         Raw Materials             $ 4,882        $ 3,556
         Work-in-process             6,612          6,739
                                   -------        -------
         Total                     $11,494        $10,295
                                   =======        =======

4.  Long-Term Debt and Capital Lease Obligations
    --------------------------------------------

         The long-term debt and capital lease obligations of the Company consisted of the following:

                                   April 29,     October 29,
                                     1995           1994
                                   ---------     -----------
                                        (In thousands)
Capital lease obligations         $ 4,757        $ 6,105
Term-loan agreements                1,053          3,099
                                  -------        -------
                                    5,810          9,204
Less - Current maturities           2,555          4,678
                                  -------        -------
                                  $ 3,255        $ 4,526
                                  =======        =======

                HADCO CORPORATION AND SUBSIDIARIES
                ----------------------------------
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
       ----------------------------------------------------
                          (unaudited)
                          -----------

5.  Stockholders' Investment
    ------------------------


         As of April 29, 1995, options to purchase shares of common stock were outstanding under the following plans:

                          Options        Average Exercise      Options
       Plan             Outstanding           Price          Exercisable
- --------------------    -----------      ----------------    ------------
  December 1985          185,325              $2.12          185,325
(non-qualified plan)

  December 1986          377,480              $2.96          377,480
(non-qualified plan)

  December 1987          224,746              $3.00          196,746
(non-qualified plan)

  September 1990         866,095              $7.47          180,965
(non-qualified plan)

  December 1991           90,000              $8.08           45,000
(non-qualified plan)

    Options outstanding under the December 1985 and December 1986 plans are exercisable immediately. These options have various vesting periods up to ten years. Upon termination of employment under certain circumstances, the Company may at its option repurchase the exercised but unvested shares at the original purchase price.

         In September 1994, the Board of Directors authorized the purchase of up to $1,500,000 of its shares of common stock in the open market during the remainder of calendar 1994. As of the year ended October 29, 1994, a total of 28,000 shares of common stock were purchased and retired at an average price of $7.75 per share. During the first quarter of fiscal 1995, an additional 113,800 shares were purchased and retired at an average price of $8.96. The program expired on December 31, 1994.

6.  Environmental Matters
    ---------------------

        During March 1995, the Company received a Record Of Decision (ROD) from the New York State Department of Environmental Conservation (NYSDEC), regarding soil and groundwater contamination at its Owego, New York facility. Based on a Remedial Investigation and Feasibility Study (RIFS) for apparent on-site contamination at that facility and a Focused Feasibility Study (FFS), each prepared by environmental consultants of the Company, the NYSDEC has selected, a remediation program of groundwater

                      HADCO CORPORATION AND SUBSIDIARIES
                      ----------------------------------
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)
                                  -----------

6.  Environmental Matters (continued)
    ---------------------------------

withdrawal and treatment and iterative soil flushing. The cost, based upon the FFS, to implement this remediation is estimated to be $4.6 million, and is expected to be expended as follows: $300,000 for capital equipment and $4.3 million for operation and maintenance costs which will be incurred and expended over the estimated life of the program of 30 years. NYSDEC has requested that the Company take additional samples from a wetland area near the Company's Owego facility. Analytical reports of earlier sediment samples indicated the presence of certain inorganics. There can be no assurance that the Company will not be required to conduct additional investigations and remediation at that location, the costs of which are currently indeterminable due to the numerous variables described in the second sentence of the penultimate paragraph of this "Environmental Matters" section.

    From 1974 to 1980, the Company operated a printed circuit manufacturing facility as a lessee of property that is now the subject of a pending lawsuit and investigation by the Florida Department of Environmental Protection (FDEP). On June 9, 1992, the Company entered into a Cooperating Parties Agreement in which it and another prior lessee of the site have agreed to fund certain assessment and feasibility study activities at the site, and an environmental consultant has been retained to perform such activities. The cost of such activities is not expected to be material to the Company. In addition to the Cooperating Parties Agreement, and in the absence of pending litigation against the Company, Hadco and others are participating in alternative dispute resolution regarding the site with an independent mediator. In connection with the mediation, in February 1992 the FDEP presented computer-generated estimates of remedial costs, for activities expected to be spread over a number of years, that ranged from approximately $3.3 million to $9.7 million. Mediation sessions were conducted in March 1992 but have been suspended during the ongoing assessment and feasibility activities. Management believes it is likely that it will participate in implementing a continuing remedial program for the site, the costs of which are currently unknown. However, based on information currently known by the Company, management does not expect these costs to have a material adverse effect on the Company.

    The Company accrues estimated costs associated with known environmental matters, when such costs can be estimated. The cost estimates relating to future environmental clean-up are subject to numerous variables, the effects of which can be difficult to measure, including the stage of the environmental investigations, the nature of potential remedies, possible joint and several

                      HADCO CORPORATION AND SUBSIDIARIES
                      ----------------------------------
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)
                                  -----------


6.  Environmental Matters (Continued)
    ---------------------------------

liability, the magnitude of possible contamination, the difficulty of determining future liability, the time over which remediation might occur, and the possible effects of changing laws and regulations. The total reserve for environmental matters currently identified by the Company amounted to $6.7 million and $5.5 million at April 29, 1995 and October 29, 1994, respectively. The current portion of these costs as of each of April 29, 1995 and October 29, 1994, amounted to approximately $900,000, and is included in "Other accrued expenses." The long-term portion of these costs amounted to approximately $5.8 million and $4.6 million as of April 29, 1995 and October 29, 1994, respectively, and is reported under the caption "Long-term Liabilities." Based upon its assessment at the current time, management estimates the cost of ultimate disposition of the above known environmental matters to range from approximately $5.0 million to $10.0 million, and is expected to be spread over a number of years. Management believes the ultimate disposition of the above known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

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

                      HADCO CORPORATION AND SUBSIDIARIES
                      ----------------------------------
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)
                                  -----------


Results of Operations
- ---------------------
Second Quarter
- --------------

         Net sales for the second quarter of 1995 increased 20.4% over the same period in 1994. The change was due to an 8.5% increase in the volume of production and shipments, and a shift in product mix to higher layer, higher density products, as compared to the second quarter last year. Average pricing per unit increased 3.1% for the second quarter of 1995 over the second quarter of 1994. The Company believes that the potential exists for excess capacity in the industry, which could have an adverse impact on future pricing.

         The gross profit margin increased from 19.0% in the second quarter of 1994 to 24.0% in the second quarter of 1995. The increase is a direct result of higher volume of shipments, an increase in the technology level of product mix and improvements in operating efficiencies. Continued productivity improvements have lead to increased unit volume and lower unit costs.

        Selling, general and administrative (SG&A) expenses, as a percent of net sales, decreased to 11.7% in the second quarter of 1995 as compared to 11.9% in the second quarter of 1994 due to increased revenue. SG&A expenses increased from $6.7 million in the second quarter of 1994 to $7.9 million in the second quarter of 1995, as a result of increased variable costs directly attributable to increased net sales and charges for environmental related matters. Included in SG&A expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During the second quarter of 1995 and 1994, the Company made, and charged to SG&A expenses, actual payments of approximately $242,000 and $119,000, respectively, for environmental matters. In the second quarter of 1995 and 1994, the Company also accrued and charged to SG&A expenses approximately $922,000 and $303,000, respectively, as cost estimates relating to known environmental matters. To the extent and in amounts Hadco believes circumstances warrant, it will continue to accrue and charge to SG&A expenses cost estimates relating to environmental matters. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

         Interest income increased in the second quarter of 1995 as compared to the second quarter of 1994 due to higher yields on investments, and higher average cash balances available for investing.

         Interest expense decreased in the second quarter of 1995 as compared to the second quarter of 1994 due to a decrease in outstanding debt.

Year-to-Date
- ------------

         Net sales for the first half of 1995 increased 21.2% above the same period in 1994. The increase is the result of an 8.5% higher volume of production and shipments and an increase in the technology level of product mix from the same period last year. The increase in net sales was affected by a 1.0% increase in average pricing.

         The gross profit margin increased from 17.5% to 22.1% for the first half of 1994 and 1995, respectively. The increase is a direct result of higher volume of shipments, an increase in the technology level of product mix and improvements in operating efficiencies. Continued productivity improvements have lead to increased unit volume and lower costs.

         SG&A expenses decreased, as a percent of net sales, from 11.8% to 11.6% for the first half of 1994 and 1995, respectively. This resulted from increased net sales. The SG&A expenses increased from $12.2 million to $14.4 million for the first half of 1994 and 1995, respectively, as a result of increased variable costs directly attributable to increased net sales and charges for environmental related matters. Included in SG&A expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During the first half of 1995 and 1994, the Company made, and charged to SG&A expenses, actual payments of approximately $586,000 and $173,000, respectively, for environmental matters. In the first half of 1995 and 1994, the Company also accrued and charged to SG&A cost estimates approximately $1,227,000 and $610,000, respectively, as cost estimates relating to known environmental matters.

         Interest income increased in the first half of 1995 as compared to the same period in 1994 due to higher yields on investments, and higher cash balances available for investing.

         Interest expense decreased in the first half of 1995 as compared to the second quarter of 1994 due to a decrease in outstanding debt.

         As of April 29, 1995, the Company's released backlog was $49.7 million as compared with $53.1 million as of April 30, 1994 and $37.7 million as of October 29, 1994.

Income Taxes
- ------------

         In accordance with generally accepted accounting principles, the Company has provided for income taxes in the second quarter at its estimated annual effective rate. The Company presently anticipates that the effective annual rate for income taxes for 1995 will be 39.5%, which is less than the current combined federal and state statutory rates. This difference is caused by tax-advantaged short-term investments and cash equivalents, the tax benefit of a Foreign Sales Corporation (FSC), and various state investment tax credits. The effective tax rate for 1995 is based on current tax laws.

Liquidity and Capital Resources
- -------------------------------

         At April 29, 1995, the Company's working capital was $41.7 million, including cash, cash equivalents and short-term investments of $32.2 million, as compared to working capital of $31.8 million, including cash, cash equivalents and short-term investments of $31.6 million, at October 29, 1994.

         At April 29, 1995, the following lines of credit were available to the Company:

                                                (In thousands)
                                                --------------
         Leasing Line of Credit                    $ 3,901
         Revolving/Term Lines of Credit             25,000
                                                   -------
         Total Credit Available                    $28,901
                                                   =======


     The Company believes that the available cash balances, together with cash flow from operations, will be sufficient to meet the Company's cash requirements through its fiscal year ending October 28, 1995.

         In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Investments in Debt and Equity Securities." The Company adopted SFAS No. 115 effective October 30, 1994, the beginning of the first quarter of fiscal 1995. This accounting change had no material effect on net income or financial position.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a)     The annual meeting of stockholders of Hadco
                 Corporation was held on March 1, 1995.

         (b)     No information provided due to inapplicability of item.

         (c) A vote was proposed to (1) fix the number of Directors at nine (9) and elect the Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified; and (2) to ratify the selection of Arthur Andersen LLP as independent auditors for the fiscal year ending October 28, 1995.

                 The shareholder voting results are as follows:

                                           Votes      Votes      Votes      Votes     Broker
                                            For      Against    Withheld  Abstained  Non-Votes
         (1)     Horace H. Irvine II     8,478,437     N/A       55,000     N/A        0
                 Patrick Sweeney         8,478,387     N/A       55,050     N/A        0
                 Andrew E. Lietz         8,478,437     N/A       55,000     N/A        0
                 John O. Irvine          8,489,337     N/A       44,100     N/A        0
                 J. Stanley Hill         8,387,012     N/A      146,425     N/A        0
                 Oliver O. Ward          8,487,137     N/A       46,300     N/A        0
                 Lawrence Coolidge       8,489,337     N/A       44,100     N/A        0
                 Mikael Salovaara        8,486,937     N/A       46,500     N/A        0
                 John F. Smith           8,486,817     N/A       46,620     N/A        0

         (2)     Arthur Andersen LLP     8,505,787   18,500        N/A     9,150       0

         (d)     No information provided due to inapplicability of item.

Item 6.  Exhibits and reports on Form 8-K

         None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Hadco Corporation

Date:   June 9, 1995                       By: /s/ Timothy P. Losik
                                               Timothy P. Losik
                                               Chief Financial Officer,
                                               Vice President