Form 10-Q
period 1995-07-29
HADCO CORP
filed 1995-09-08
CIK 729533

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
 (Mark One)
    (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 29, 1995

                                       or

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from __________to__________


                         Commission File Number 0-12102


                               HADCO CORPORATION


             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                                      04-2393279
-------------                                                      ----------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation organization)                             Identification No.)

                                                                        03079
12A Manor Parkway, Salem, New Hampshire                                 -----
(Address of principal executive offices)                            (Zip Code)

                          Telephone:   (603) 898-8000
                          ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X          No
                                                   -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant had 9,922,211 shares of Common Stock, $.05 Par Value, outstanding at September 1, 1995.


                       HADCO CORPORATION AND SUBSIDIARIES

                                     INDEX


Part I.                                                             Page
         Financial Information:

         Consolidated Condensed Balance Sheets as of
          July 29, 1995 and October 29, 1994............              3

         Consolidated Condensed Statements of Income
          for the Quarters ended July 29, 1995 and
          July 30, 1994 and nine months ended July 29,
          1995 and July 30, 1994, respectively..........              4


         Consolidated Condensed Statements of Cash
          Flows for the nine months ended July 29, 1995
          and July 30, 1994, respectively...............              5


         Notes to Consolidated Condensed Financial
          Statements....................................              6

         Management's Discussion and Analysis of Results
          of Operations and Financial Condition.........             12



Part II.

         Other Information..............................             15

         Signatures.....................................             16

                           HADCO CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands, except share data)

                                         ASSETS
                                         ------
                                                                     July 29,   October 29,
                                                                       1995        1994
                                                                   ------------ -----------
                                                                   (unaudited)
Current Assets:
  Cash and cash equivalents                                         $ 21,757      $ 19,064
  Short-Term Investments (Note 2)                                     16,721        12,499
  Accounts receivable, net of allowance
   for doubtful accounts of $850 in 1995
   and $710 in 1994                                                   30,713        25,312
  Inventories                                                         11,012        10,295
  Prepaid expenses                                                     6,811         4,419
                                                                    --------      --------
      Total Current Assets                                            87,014        71,589
                                                                    --------      --------

Property, Plant and Equipment, at cost                               172,760       156,663
 Less - Accumulated depreciation and amortization                    112,767       102,910
                                                                    --------      --------
                                                                      59,993        53,753
                                                                    --------      --------

Other Assets                                                           1,309           984
                                                                    --------      --------
                                                                    $148,316      $126,326
                                                                    ========      ========

                   LIABILITIES AND STOCKHOLDERS' INVESTMENT
                   ----------------------------------------

Current Liabilities:
  Current maturities of long-term debt
   and capital lease obligations                                    $  2,399      $  4,678
  Accounts payable and accrued expenses                               36,625        29,915
  Other accrued expenses                                               6,830         5,167
                                                                    --------      --------
      Total Current Liabilities                                       45,854        39,760
                                                                    --------      --------

Long-Term Debt and Capital Lease Obligations                           2,765         4,526
                                                                    --------      --------
Long-Term Liabilities Commitments &
 Contingencies (Note 6)                                                6,500         4,600
                                                                    --------      --------
Stockholders' Investment:
  Common stock, $.05 par value -
   Authorized 25,000,000 shares
   Issued and outstanding 9,903,236
    and 10,039,087 shares in 1995 and 1994,
    respectively                                                         495           487
Paid-in Capital                                                       24,598        22,763
Deferred Compensation Resulting from
 the Granting of Non-qualified Stock Options                            (478)         (731)
Retained Earnings                                                     68,582        54,921
                                                                    --------      --------
         Total Stockholders' Investment                               93,197        77,440
                                                                    --------      --------
                                                                    $148,316      $126,326
                                                                    ========      ========

                  The accompanying notes are an integral part
             of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   unaudited
                       (In thousands, except share data)

                                               Quarter Ended         Nine Months Ended
                                          -----------------------  ---------------------
                                            July 29,    July 30,    July 29,   July 30,
                                              1995        1994        1995       1994
                                          ----------    --------   ---------- ----------
Net Sales                                   $67,752     $59,270     $192,214   $161,929
Cost of Sales                                50,212      47,234      147,121    131,929
                                            -------     -------     --------   --------

    Gross Profit                             17,540      12,036       45,093     30,000

Selling, General and
 Administrative Expenses                      7,719       7,177       22,160     19,341
                                            -------     -------     --------   --------

    Income from Operations                    9,821       4,859       22,933     10,659

Interest Income                                 481         170        1,186        529

Interest Expense                               (134)       (197)        (403)      (692)
                                            -------     -------     --------   --------

    Income Before Provision for
     Income Taxes                            10,168       4,832       23,716     10,496

Provision for Income Taxes                    4,016       1,897        9,368      4,120
                                            -------     -------     --------   --------

    Net Income                              $ 6,152     $ 2,935     $ 14,348   $  6,376
                                            =======     =======     ========   ========



Net Income Per Common and
 Common Equivalent Share                    $   .56     $   .27     $   1.34   $    .59
                                            =======     =======     ========   ========



Weighted Average Common and Common
 Equivalent Shares Outstanding           11,034,118  10,712,197   10,716,761 10,768,429
                                         ==========  ==========   ========== ==========



                  The accompanying notes are an integral part
             of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   unaudited
                                 (In thousands)

                                                            Nine Months Ended
                                                         ----------------------
                                                          July 29,   July 30,
                                                           1995        1994
                                                         ---------  ----------
Total Cash Provided By Operations                        $26,759      $16,859
                                                         -------      -------

Cash Flows From Investing Activities:
  Net purchases, sales and maturities of
   short-term investments                                 (4,222)      (3,384)
  Purchases of property, plant and equipment             (17,294)     (14,265)
  Proceeds from sale of property, plant and
  equipment                                                  299          118
                                                         -------      -------

Cash Used For Investing Activities                       (21,217)     (17,531)
                                                         -------      -------

Cash Flows From Financing Activities:
  Principal payments under capital lease obligations      (1,972)      (3,757)
  Principal payments of long-term debt                    (2,069)         (69)
  Proceeds from issuance of common stock                   2,210          979
  Purchase and retirement of common stock                 (1,018)           0
                                                         -------      -------

Cash Used For Financing Activities                        (2,849)      (2,847)
                                                         -------      -------

Increase(Decrease) in Cash and Cash Equivalents            2,693       (3,519)

Cash and Cash Equivalents Beginning of Period             19,064       19,041
                                                         -------      -------


Cash and Cash Equivalents End of Period                  $21,757      $15,522
                                                         =======      =======

Supplemental disclosure of cash flow information:

 Cash paid during the respective periods for:

         Interest                                        $   450      $   698
                                                         =======      =======
         Income taxes                                    $ 8,701      $ 3,863
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

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (unaudited)
                                  -----------

1.  Basis of Presentation
    ---------------------

         In the opinion of management, these consolidated condensed financial statements contain all normal recurring adjustments for fair presentation. The results of operations for the quarter and nine months ended July 29, 1995, are not necessarily an indication of the results expected for the full year.

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

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (unaudited)
                                  -----------

2.  Short-term Investments (continued)
    ----------------------------------


         As of July 29, 1995, the Company held investments in the following held-to-maturity securities:
                                                                Fair
                                               Cost         Market Value               Maturity
                                               ----         ------------               --------
                                                   (in thousands)
 Debt securities issued by the US
 Government                                  $ 5,038          $ 5,064               within 1 year
 Debt securities issued by states of
 the US                                        1,998            2,000               within 1 year

 Corporate debt securities                     9,685            9,646               within 1 year
                                             -------          -------
                                             $16,721          $16,710
                                             =======          =======


3.  Inventories
    -----------

         Inventories are stated at the lower of cost, first-in, first-out (FIFO) or market and consist of the following:

                                    July 29,    October 29,
                                     1995          1994
                                   --------     ----------
                                       (In thousands)
         Raw Materials             $ 5,630        $ 3,556
         Work-in-process             5,382          6,739
                                   -------        -------
         Total                     $11,012        $10,295
                                   =======        =======

4.  Long-Term Debt and Capital Lease Obligations
    --------------------------------------------


         The long-term debt and capital lease obligations of the Company consisted of the following:

                                   July 29,   October 29,
                                    1995         1994
                                 ----------   ----------
                                      (In thousands)
Capital lease obligations         $ 1,030     $ 6,105
Term-loan agreements                4,134       3,099
                                  -------     -------
                                    5,164       9,204
Less - Current maturities           2,399       4,678
                                   ------      ------
                                   $2,765      $4,526
                                   ======      ======

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (unaudited)
                                  -----------

5.  Stockholders' Investment
    ------------------------

         As of July 29, 1995, options to purchase shares of common stock were outstanding under the following plans:

                         Options        Average Exercise      Options
      Plan             Outstanding           Price          Exercisable
------------------     -----------      ----------------    -----------
  December 1985          133,150              $2.16          133,150
(non-qualified plan)

  December 1986          322,100              $2.94          322,100
(non-qualified plan)

  December 1987          214,746              $3.00          214,746
(non-qualified plan)

  September 1990         827,950              $7.55          149,745
(non-qualified plan)

  December 1991           90,000              $8.08           45,000
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

6.  Environmental Matters
    ---------------------

    During March 1995, the Company received a Record Of Decision (ROD) from the New York State Department of Environmental Conservation (NYSDEC), regarding soil and groundwater contamination at its Owego, New York facility. Based on a Remedial Investigation and Feasibility Study (RIFS) for apparent on-site contamination at that facility and a Focused Feasibility Study (FFS), each prepared by environmental consultants of the Company, the NYSDEC has selected a remediation program of groundwater withdrawal and

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (unaudited)
                                  -----------

6.  Environmental Matters (continued)
    ---------------------------------

treatment and iterative soil flushing. The cost, based upon the FFS, to implement this remediation is estimated to be $4.6 million, and is expected to be expended as follows: $300,000 for capital equipment and $4.3 million for operation and maintenance costs which will be incurred and expended over the estimated life of the program of 30 years. NYSDEC has requested that the Company take additional samples from a wetland area near the Company's Owego facility. Analytical reports of earlier sediment samples indicated the presence of certain inorganics. There can be no assurance that the Company will not be required to conduct additional investigations and remediation at that location, the costs of which are currently indeterminable due to the numerous variables described in the second sentence of the penultimate paragraph of this "Environmental Matters" section.

    From 1974 to 1980, the Company operated a printed circuit manufacturing facility in Florida as a lessee of property that is now the subject of a pending lawsuit ("the Florida Lawsuit") and investigation by the Florida Department of Environmental Regulation (FDER). On June 9, 1992, the Company entered into a Cooperating Parties Agreement in which it and another prior lessee of the site have agreed to fund certain assessment and feasibility study activities at the site, and an environmental consultant has been retained to perform such activities. The cost of such activities is not expected to be material to the Company. In addition to the Cooperating Parties Agreement, Hadco and others are participating in alternative dispute resolution regarding the site with an independent mediator. In connection with the mediation, in February 1992 the FDER presented computer-generated estimates of remedial costs, for activities expected to be spread over a number of years, that ranged from approximately $3.3 million to $9.7 million. Mediation sessions were conducted in March 1992 but have been suspended during the ongoing assessment and feasibility activities. Management believes it is likely that it will participate in implementing a continuing remedial program for the site, the costs of which are currently unknown. However, based on information currently known by the Company, management does not expect these costs to have a material adverse effect on the Company.

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

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (unaudited)
                                  -----------

6.  Environmental Matters (Continued)
    ---------------------------------

liability, the magnitude of possible contamination, the difficulty of determining future liability, the time over which remediation might occur, and the possible effects of changing laws and regulations. The total reserve for environmental matters currently identified by the Company amounted to $7.4 million and $5.5 million at July 29, 1995 and October 29, 1994, respectively. The current portion of these costs as of each of July 29, 1995 and October 29, 1994, amounted to approximately $900,000, and is included in "Other accrued expenses." The long-term portion of these costs amounted to approximately $6.5 million and $4.6 million as of July 29, 1995 and October 29, 1994, respectively, and is reported under the caption "Long-term Liabilities." Based upon its assessment at the current time, management estimates the cost of ultimate disposition of the above known environmental matters to range from approximately $5.0 million to $10.0 million, and is expected to be spread over a number of years. Management believes the ultimate disposition of the above known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

         In connection with the pending "Florida Lawsuit" (as described in the second paragraph of this Note 6), Hadco and Gould, Inc., another prior lessee of the site of the printed circuit manufacturing facility in Florida, each were served with a third party complaint in June, 1995, as third-party defendants in such pending Florida Lawsuit by a party who had previously been named as a defendant when the Florida Lawsuit was commenced in 1993 by the FDER. The Florida Lawsuit seeks damages relating to environmental pollution and FDER costs and expenses, civil penalties, and declaratory and injunctive relief to require the parties to complete assessment and remediation of soil and ground water contamination. The other parties include alleged owners of the property and Fleet Credit Corporation, a secured lender to a prior lessee of the property.

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

         The future costs in connection with the lawsuits described in the two preceding paragraphs are currently indeterminable due to such factors as the unknown timing and extent of any future remedial actions which may be required, the extent of any liability of the Company and of other potentially responsible parties, and the financial resources of the other potentially responsible parties.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                ------------------------------------------------

Results of Operations
---------------------
Third Quarter
-------------

         Net sales for the third quarter of 1995 increased 14.3% over the same period in 1994. The change was due to a 5.8% increase in the volume of production and shipments, and a shift in product mix to higher layer, higher density products, as compared to the third quarter last year. Average pricing per unit increased 1.9% for the third quarter of 1995 over the third quarter of 1994. The Company believes that the potential exists for excess capacity in the industry, which could have an adverse impact on future pricing.

         The gross profit margin increased from 20.3% in the third quarter of 1994 to 25.9% in the third quarter of 1995. The increase is a direct result of higher volume of shipments, an increase in the technology level of product mix and improvements in operating efficiencies. Continued productivity improvements have lead to increased unit volume and lower unit costs.

         Selling, general and administrative (SG&A) expenses, as a percent of net sales, decreased to 11.4% in the third quarter of 1995 as compared to 12.1% in the third quarter of 1994 due to increased revenue. SG&A expenses increased from $7.2 million in the third quarter of 1994 to $7.7 million in the third quarter of 1995, as a result of increased variable costs directly attributable to increased net sales and charges for environmental related matters. Included in SG&A expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During the third quarter of 1995 and 1994, the Company made, and charged to SG&A expenses, actual payments of approximately $391,000 and $102,000, respectively, for environmental matters. In the third quarter of 1995 and 1994, the Company also accrued and charged to SG&A expenses approximately $689,000 and $725,000, respectively, as cost estimates relating to known environmental matters. To the extent and in amounts Hadco believes circumstances warrant, it will continue to accrue and charge to SG&A expenses cost estimates relating to environmental matters. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one of more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

         Interest income increased in the third quarter of 1995 as compared to the third quarter of 1994 due to higher yields on investments, and higher average cash balances available for investing.

         Interest expense decreased in the third quarter of 1995 as compared to the third quarter of 1994 due to a decrease in outstanding debt.

Year-to-Date
------------

         Net sales for the first nine months of 1995 increased 18.7% above the same period in 1994. The increase is the result of a 7.5% higher volume of production and shipments and an increase in the technology level of product mix from the same period last year. The increase in net sales was affected by a 1.8% increase in average pricing.

         The gross profit margin increased from 18.5% to 23.5% for the first nine months of 1994 and 1995, respectively. The increase is a direct result of higher volume of shipments, an increase in the technology level of product mix and improvements in operating efficiencies. Continued productivity improvements have lead to increased unit volume and lower costs.

         SG&A expenses decreased, as a percent of net sales, from 11.9% to 11.5% for the first nine months of 1994 and 1995, respectively. This resulted from increased net sales. The SG&A expenses increased from $19.3 million to $22.2 million for the first nine months of 1994 and 1995, respectively, as a result of increased variable costs directly attributable to increased net sales and charges for environmental related matters. Included in SG&A expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During the first nine months of 1995 and 1994, the Company made, and charged to SG&A expenses, actual payments of approximately $978,000 and $275,000, respectively, for environmental matters. In the first nine months of 1995 and 1994, the Company also accrued and charged to SG&A cost estimates approximately $1,916,000 and $1,335,000, respectively, as cost estimates relating to known environmental matters.

         Interest income increased in the first nine months of 1995 as compared to the same period in 1994 due to higher yields on investments, and higher cash balances available for investing.

         Interest expense decreased in the first nine months of 1995 as compared to the same period in 1994 due to a decrease in outstanding debt.

         As of July 29, 1995, the Company's released backlog was $63.0 million as compared with $45.1 million as of July 30, 1994 and $37.7 million as of October 29, 1994.

Income Taxes
------------

         In accordance with generally accepted accounting principles, the Company has provided for income taxes in the third quarter at its estimated annual effective rate. The Company presently anticipates that the effective annual rate for income taxes for 1995 will be 39.5%, which is less than the current combined federal and state statutory rates. This difference is caused by tax-advantaged short-term investments and cash equivalents, the tax benefit of a Foreign Sales Corporation (FSC), and various state investment tax credits. The effective tax rate for 1995 is based on current tax laws.

Liquidity and Capital Resources
-------------------------------

         At July 29, 1995, the Company's working capital was $41.2 million, including cash, cash equivalents and short-term investments of $38.5 million, as compared to working capital of $31.8 million, including cash, cash equivalents and short-term investments of $31.6 million, at October 29, 1994.

         At July 29, 1995, the following lines of credit were available to the Company:

                                                (In thousands)
                                              -----------------
         Leasing Line of Credit                    $ 4,100
         Revolving/Term Lines of Credit             25,000
                                                   -------
         Total Credit Available                     29,100
                                                   =======


     The Company believes that the available cash balances, together with cash flow from operations, will be sufficient to meet the Company's cash requirements through its fiscal year ending October 28, 1995.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         From 1974 to 1980, the Company operated a printed circuit manufacturing facility as a lessee of property that is now the subject of a pending lawsuit and investigation by the FDER. Hadco and Gould, Inc., another prior lessee of the site, each were served with a third party complaint in June, 1995, as third-party defendants in such pending lawsuit by a party who had previously been named as a defendant in such lawsuit when it was commenced in 1993 by the FDER. That lawsuit seeks damages relating to environmental pollution and FDER costs and expenses, civil penalties, and declaratory and injunctive relief to require the parties to complete assessment and remediation of soil and ground water contamination. The other parties include alleged owners of the property and Fleet Credit Corporation, a secured lender to a prior lessee of the property. The future costs in connection with the lawsuit are currently indeterminable due to such factors as the unknown timing and extent of any future remedial actions which may be required, the extent of any liability of the Company and of other potentially responsible parties, and the financial resources of the other potentially responsible parties.

     Also, see Note 6 to Consolidated Condensed Financial Statements above.



Item 6.  Exhibits and reports on Form 8-K

         None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Hadco Corporation

Date:   September 8, 1995                  By: /s/ Timothy P. Losik
                                               ------------------------
                                               Timothy P. Losik
                                               Chief Financial Officer,
                                               Vice President