Form 10-K405
period 1995-10-28
HADCO CORP
filed 1996-01-09
CIK 729533

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended October 28, 1995
                                       or
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from                     to

                          Commission File No. 0-12102

                            ------------------------

                               HADCO CORPORATION
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                   04-2393279
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

   12A MANOR PARKWAY, SALEM, NEW HAMPSHIRE                        03079
   (Address of principal executive offices)                     (Zip Code)

                                 (603) 898-8000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.05 par value

                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                               ---     ---

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $230,388,073 based on the price of the last reported sale on the over-the-counter National Market System on December 20, 1995 as reported by NASDAQ.

     As of December 20, 1995, there were 9,995,746 shares of Common Stock, $.05 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended October 28, 1995. Portions of such proxy statement are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Hadco Corporation (the "Company" or "HADCO") is a leading independent manufacturer of high density double-sided and complex multilayer printed circuits and backplane assemblies used in the computer, telecommunications and industrial automation industries, including process control systems, automotive electronics and electronic instrumentation. The Company's customers include large, medium and small original equipment manufacturers ("OEM") of electronic systems, as well as independent sub-contract manufacturers. HADCO is a Massachusetts corporation organized in 1966. The Company is headquartered in Salem, New Hampshire and operates facilities in New Hampshire, New York and California.

INDUSTRY OVERVIEW

     HADCO's business is the provision of electronic interconnect solutions, primarily printed circuits. Printed circuits are the base used to interconnect the microprocessors, integrated circuits, capacitors, resistors, and other components critical to the operation of electronic equipment. Printed circuits are generally made of rigid fiberglass, rigid paper or thin flexible plastic. The Company manufactures primarily rigid fiberglass printed circuits.

     In recent years, the trend in the electronics industry has generally been toward increasing the speed and performance of components, while reducing their size. This advancement in component technology has driven the change in printed circuit design to higher density printed circuits. Surface Mount Technology ("SMT") and multilayer circuits provide some of the solutions to these density requirements. Within SMT technology, new component attachment methods have been developed. Tape Automate Bonding (TAB), Ball Grid Array (BGA) and other component attachment technologies provide electronic equipment producers with a more cost effective solution to attaching components to a printed circuit. These attachment strategies continue to drive increased density in printed circuit design and production. HADCO has invested in the advanced engineering systems and process equipment needed to meet these density requirements.

     The increased technology requirements and high cost of development and advancement within the printed circuit industry have created a trend toward turning the OEM away from internal circuit board production, and towards independent board producers that can effectively manage the high cost of printed circuit development and advancement. Based on industry sources, the domestic market for all printed circuits in 1995 was approximately $6.6 billion. Industry analysts estimate that in 1995, approximately 85% of the domestic printed circuit market was served by independent manufacturers such as HADCO, with the remaining 15% being served by captive manufacturing facilities operated by certain OEMs.

DEFINITION OF PRODUCTS AND SERVICES

     The Company provides products and services to meet the multilayer and high density needs of its customers. In fiscal 1995, approximately 67% of the Company's printed circuit net sales were for high density products with two or three conductive tracks between plated through-holes with centers 100 mils apart, as compared to 63% in 1994 and 62% in 1993. Net sales of multilayer, as opposed to double sided, printed circuits accounted for 94%, 93%, and 91% of the Company's printed circuit net sales in fiscal 1995, 1994 and 1993, respectively.

     In order to fully support the needs of the Company's customers, HADCO offers a number of complementary processes and capabilities that span the period of product conception through delivery to the customer.

     The Company supports its customers in the computer aided design for the physical design and layout of printed circuits. The Company cooperates with customers in the design of their products in order to assure that their design specifications will be compatible with the Company's manufacturing processes. The Company also gains a better understanding of the future requirements of OEMs. This cooperative process shortens the time in transition from the development of the prototype design to volume manufacturing and facilitates the delivery of high quality products on time to customer premises. These results are important benefits to the Company's customers since many of their products have increasingly shorter economic lives.

     The Company offers solutions to support customer needs in the prototyping product development stage or small volume production through its Tech Center facilities in New Hampshire and California. Prototype development at these facilities has included: embedded discrete components, multilayer boards of up to 34 layers, Multichip Modules (MCM-L), Single Chip Carriers (SCC), planar magnetics and new high performance substrates. The Tech Centers also support new attachment strategies such as Tape Automated Bonding (TAB), Chip-on-Board (COB), Flip Chip and Direct Chip Attach (DCA). In combining the design of a printed circuit with manufacturing of the prototype, HADCO has reduced the length of design/manufacture cycle. By working with customers at the design and prototype stage, management believes that the Company has a greater likelihood of securing a preferred vendor status when customers begin commercial manufacturing of new products.

     The Company operates two facilities, located in New York and New Hampshire, designed to support medium and high volume printed circuit production. Customers often demand a quick transition from prototype to volume production. Creating an effective product development transition from prototype to volume production is a difficult challenge in today's market. While many competitors can supply prototypes, as HADCO does through its Tech Centers, relatively few independent manufacturers can provide complex multilayer printed circuits in the volume that HADCO's larger facilities can provide. During 1995, volume manufacturing expanded production space in Derry, N.H. by 30,000 square feet and in Owego, N.Y. by 18,000 square feet, in order to accommodate higher capacities, broader product offerings and higher layer count.

     The Value Added Manufacturing division of HADCO directly supports customers in the backplane and card cage assembly market. During 1995, the Value Added Manufacturing division expanded production space from 15,000 to 40,000 square feet, and added an additional SMT assembly with specialized capabilities in order to meet customer requirements. The Company believes that its Value Added Manufacturing division provides its customers with a strategic advantage by shortening the period of design through the manufacturing and assembly of backplane and card cage products (collectively referred to herein as "value added assembly").

MARKETS AND MARKETING

     The Company's strategy is to broaden and diversify the market it serves. The Company supplies printed circuits and value added assemblies to a diverse customer base in the computer, telecommunications, instrumentation, including medical and industrial automation, and automotive industries. Contract assembly, referenced in the table below, represents a segment which may encompass several different industries. Within the computer segment, the Company's customers include leaders in the notebook, advanced peripheral devices and workstation markets as well as leaders in the minicomputer and mainframe markets.


     The following table shows, for the periods indicated, the Company's printed circuit and value added assembly net sales and percentage of its net sales to the principal end-user markets it serves. Net sales of printed circuits accounted for 95%, 94% and 93% of total Company net sales during fiscal 1993, 1994 and 1995, respectively; the remaining 5%, 6% and 7%, respectively, were net sales of value added assembly.

                                                               YEAR ENDED
                                        ---------------------------------------------------------
                                          OCTOBER 30,          OCTOBER 29,          OCTOBER 28,
               MARKETS                       1993                 1994                 1995
               -------                   ------------          -----------          -----------
                                                          (DOLLARS IN MILLIONS)
Computer.............................   $  73.2      39%     $  92.5      42%     $ 112.2      42%
Telecommunications...................      58.3      31         66.0      30         69.6      26
Automotive...........................       5.6       3          0.6      --          3.7       1
Instrumentation/Industrial
  Automation.........................      18.1       9         19.2       9         27.9      11
Contract Assembly....................      33.5      17         38.4      18         49.0      19
Other................................       0.8       1          4.9       1          2.8       1
                                        -------     ---      -------     ---      -------     ---
Total Net Sales......................   $ 189.5     100%     $ 221.6     100%     $ 265.2     100%
                                        =======     ===      =======     ===      =======     ===

     The Company's high percentage of net sales to the computer industry reflects the fact that dense multilayer printed circuits are routinely used in products such as mini- and micro-computers, computer workstations and computer peripheral equipment. Consumer products generally incorporate low-density double-sided boards. The Company does not manufacture printed circuits of this type.

     HADCO has an Advanced Packaging Design Group, whose purpose is to identify, develop and market new technologies that are highly beneficial to our customers and position HADCO as a unique source for these solutions. Process design changes and refinements required for volume production are identified and implemented prior to production of the orders. Many times this development is done with customers and alliance partners to ensure accurate and timely results. The group focuses on the continued densification of electronic packaging, as well as the evaluation of new high performance materials. The group also assists in marketing efforts by hosting the Regional Technology Symposiums, which present HADCO technical capabilities and industry technical trends to customers.

     HADCO's comprehensive product offerings are a key marketing strategy for the Company. By offering a full spectrum of integrated processes and capabilities including printed circuit design assistance, prototype and preproduction fabrication, medium and high volume fabrication, as well as value added assembly, HADCO can help its customers cut time-to-market schedules. In addition, by working with products from the design stage, HADCO can enhance the manufacturability during volume production.

     The Company markets its products through its own sales and marketing organization and independent manufacturers' representatives. As of October 28, 1995, the Company employed 90 sales and marketing employees, of which 39 are direct sales representatives at 8 locations. The Company is also represented by 15 independent manufacturers' representatives at 22 locations in North America, Europe, Mexico, Asia, Australia and the Middle East. Regional direct sales offices are located in the states of California, Georgia, Minnesota, New Hampshire, Pennsylvania, Arizona and Texas, and the Province of Ontario, Canada. The Company's marketing organization consists of a vice president in charge of sales and marketing, 9 regional sales managers, a support staff of sales engineers and technical service personnel responsible for technical liaison and problem solving, development of product and market opportunities, market research and marketing communications.

     The Company currently exports a very small percentage of its products.

CUSTOMERS

     The Company supplied more than 382 customers during fiscal 1995, and 307 customers in fiscal 1994. The Company attempts to market its products to customers who currently have or have the potential to obtain significant market shares in their respective industries. The following list sets forth the Company's largest customers during fiscal 1995:

     Alcatel Network Systems, Inc.                              Northern Telecom, Inc.
     AT&T Technologies, Inc                                     SCI Systems, Inc.
     Cabletron Systems Inc.                                     Solectron Corporation
     Compaq Computer Corporation                                Storage Technology Corp.
     Intel Corporation                                          Sun Microsystems, Inc.

     During fiscal 1995, 1994 and 1993, no customer accounted for more than 7%, 7% and 6%, respectively, of HADCO's consolidated net sales. The Company's five largest customers accounted for 28%, 28% and 25% of HADCO's consolidated net sales during fiscal 1995, 1994 and 1993, respectively.

     HADCO continues its efforts to decrease its dependence upon the computer market by seeking new customers in different markets, particularly those that require complex state-of-the-art printed circuits or whose needs closely match the capabilities of the Company.

MANUFACTURING

     Three processes are used in the United States to manufacture electronic interconnect circuits. In the subtractive process, the conductive paths are formed by etching copper from the laminated board. In the additive process, conductive lines are formed by an electroless deposition of copper onto the board. In the discrete wiring process, patterns of insulated copper wire are laid down by numerically controlled machines. The subtractive process is the most common process used in the production of printed circuits made in the United States. HADCO exclusively uses the subtractive process to manufacture high density multilayer and double-sided rigid fiberglass printed circuits.

     The need for high volume production of dense multilayer and double-sided printed circuits has transformed HADCO's segment of the electrical interconnect industry into one that increasingly requires complex manufacturing processes, necessitating high levels of capital investment and high technology materials, production processes and product design capabilities. The Company has invested in the production technology to manufacture large volumes of dense multilayer printed circuits utilizing surface mount technology. The Company employs numerous advanced manufacturing techniques and systems which include: Computer Aided Manufacturing (CAM) systems, Computer Integrated Manufacturing (CIM) systems, numerically controlled drilling and routing, dry-film imaging, multi-purpose metals plating, high volume surface coating, dual access electrical testing, automated optical inspection, and high volume photoimageable solder mask processing. These techniques enable HADCO to manufacture complex printed circuits of consistent quality in high volume on a timely basis.

MATERIALS

     Multilayer blanks, mass lamination and pin lamination are primary materials in the production of high density, complex printed circuits. The mass laminating facility in Derry produces inner layer blanks. The Hudson facility is dedicated to the production of high density multilayer blanks. The Owego operations have vacuum pin lamination capabilities for higher layer count multilayer blanks.

     Although materials that are essential to the Company's business have been available in the open market, various segments of the industry have recently experienced shortages of certain materials. Although the Company believes its relationship with its suppliers is strong, there can be no assurance that it will not be adversely affected by such shortages.

COMPETITION

     The domestic market for printed circuits is highly competitive and fragmented. HADCO believes its major competitors are the larger independent producers and captive producers world-wide, which also manufacture multilayer, high density printed circuits. Many of the captives are part of large national or multi-national companies. The major captive printed circuit producers include IBM, AT&T and other large electronic equipment manufacturers. During periods of recession in the electronics industry, any competitive advantages of the Company in the areas of quick turn-around manufacturing and responsive customer service may be of reduced importance to electronics OEMs, who may become more price sensitive. In addition, captive interconnect product manufacturers may seek orders in the open market to fill excess capacity, thereby increasing price competition.

     The number of companies engaged in the volume production of high density, multilayer printed circuits is considerably smaller than the number of companies manufacturing other types of printed circuits. High density multilayer boards involve a high level of material and process technology, and therefore, are more complex to manufacture than less complex printed circuits.

     The demand for printed circuits has continued to be partially offset, during the past several years, by the development of smaller, more powerful electronic components requiring less printed circuit board area. The Company continues to emphasize high density multilayer circuits, particularly surface mount applications that support smaller, more powerful electronic components.

     HADCO competes on the basis of product quality, timeliness of delivery, price, customer technical support and the capability to produce complex circuits in prototype, preproduction and high volume.

PRODUCT PROTECTION

     The Company does not have any patent protection of significance. The Company believes that its accumulated experience with respect to materials and process technology is important to its operation.

BACKLOG

     As of October 28, 1995, the Company's released backlog was $70.5 million, as compared with $37.7 million as of October 29, 1994. The Company anticipates manufacturing and delivering approximately 80% of such backlog during the first quarter of fiscal 1996. The Company's business is not seasonal. Released backlog consists of orders for which artwork has been received, a delivery date has been scheduled and the Company anticipates that it will manufacture and deliver the order. Cancellation and postponement charges, to the extent they exist with respect to backlog, generally vary depending upon the time of cancellation or postponement, and a certain portion of the Company's backlog may be subject to cancellation or postponement without significant penalty or without any penalty. The table below shows the released backlog of the Company in millions of dollars at the end of each of the past five quarters:



OCTOBER 29,     JANUARY 28,       APRIL 29,         JULY 29,     OCTOBER 28,
   1994            1995             1995              1995           1995
-----------     -----------       ---------         --------     ------------
                                (IN MILLIONS)
   $37.7           $43.0            $49.7            $63.0          $70.5
   =====           =====            =====            =====          =====

EMPLOYEES

     The Company believes that its employee relations are excellent. The employees are not represented by a union, and the Company has never experienced any labor problems resulting in a work stoppage. As of October 28, 1995, the Company had 2,346 employees, as compared to 1,999 as of October 29, 1994.

ENVIRONMENTAL

     Waste treatment and disposal are major considerations for printed circuit manufacturers. The Company uses chemicals in the manufacture of its products that are classified by the Environmental Protection Agency (EPA) as hazardous substances. The Company is aware of certain chemicals that exist in the ground at certain of its facilities. The Company has notified various governmental agencies and continues to work with them to monitor and resolve these matters. The Company believes that the resolution of these matters will not have a material adverse effect on the Company. During March 1995, the Company received a Record Of Decision (ROD) from the New York State Department of Environmental Conservation (NYSDEC), regarding soil and groundwater contamination at its Owego, New York facility. Based on a Remedial Investigation and Feasibility Study (RIFS) for apparent on-site contamination at that facility and a Focused Feasibility Study (FFS), each prepared by environmental consultants of the Company, the NYSDEC has approved a remediation program of groundwater withdrawal and treatment and iterative soil flushing. The cost, based upon the FFS, to implement this remediation is estimated to be $4.6 million, and is expected to be expended as follows: $300,000 for capital equipment and $4.3 million for operation and maintenance costs which will be incurred and expended over the estimated life of the program of 30 years. NYSDEC has requested that the Company consider taking additional samples from a wetland area near the Company's Owego facility. Analytical reports of earlier sediment samples indicated the presence of certain inorganics. There can be no assurance that the Company and/or other third parties will not be required to conduct additional investigations and remediation at that location, the costs of which are currently indeterminable due to the numerous variables described in the second sentence of the penultimate paragraph of this "Environmental" section.

     From 1974 to 1980, the Company operated a printed circuit manufacturing facility in Florida as a lessee of property that is now the subject of a pending lawsuit ("the Florida Lawsuit") and investigation by the Florida Department of Environmental Regulation (FDER). On June 9, 1992, the Company entered into a Cooperating Parties Agreement in which it and Gould, Inc., another prior lessee of the site have agreed to fund certain assessment and feasibility study activities at the site, and an environmental consultant has been retained to perform such activities. The cost of such activities is not expected to be material to the Company. In addition to the Cooperating Parties Agreement, Hadco and others are participating in alternative dispute resolution regarding the site with an independent mediator. In connection with the mediation, in February 1992 the FDER presented computer-generated estimates of remedial costs, for activities expected to be spread over a number of years, that ranged from approximately $3.3 million to $9.7 million. Mediation sessions were conducted in March 1992 but have been suspended during the ongoing assessment and feasibility activities. Management believes it is likely that it will participate in implementing a continuing remedial program for the site, the costs of which are currently unknown. However, based on information currently known by the Company, management does not expect these costs to have a material adverse effect on the Company. In June 1995, Hadco was named a third-party defendant in the Florida Lawsuit. See Item 3, "Legal Proceedings," for information relating to this lawsuit.

     The Company is planning the installation of a groundwater extraction system at its Derry, New Hampshire facility to address certain groundwater contamination. Because of the uncertainty regarding both the quantity of contaminants beneath the building at the site and the long-term effectiveness of the groundwater migration control system the Company proposes to install, it is not possible to make a reliable estimate of the length of time remedial activity will have to be performed. However, it is anticipated that the groundwater extraction system will be operated for at least 30 years. There can be no assurance that the Company will not be required to conduct additional investigations and remediation relating to the Derry facility. The total costs of such groundwater extraction system and of conducting any additional investigations and remediation relating to the Derry facility are not fully determinable due to the numerous variables described in the penultimate paragraph of this "Environmental" section.

     The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated. The cost estimates relating to future environmental clean-up are subject to numerous variables, the effects of which can be difficult to measure, including the stage of the environmental investigations, the nature of potential remedies, possible joint and several liability, the magnitude of possible contamination, the difficulty of determining future liability, the time over which remediation might occur, and the possible effects of changing laws and regulations. Management believes the ultimate disposition of above known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition," and footnote 7 of Notes to Consolidated Financial Statements.

     The Company does plan further capital expenditures during fiscal 1996 to further reduce air emissions and reduce waste generation. See discussion under
Item 2, "Properties," concerning the Company's capital expenditures for environmental control facilities. Also see Item 3, "Legal Proceedings," relating to lawsuits regarding environmental matters.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of the executive officers of the Company are listed below, along with their business experience during the past five years.
The officers are elected annually and serve at the discretion of the Board of
Directors:

                                                                             BUSINESS
                                                                        EXPERIENCE DURING
         NAME            AGE               OFFICE                      THE PAST FIVE YEARS
         ----            ---               ------                      --------------------
Horace H. Irvine II....  58      Chairman of the Board          Chairman of the Board since 1966.

Andrew E. Lietz........  57      President, Chief Executive     President and Chief Executive
                                 Officer and Director           Officer since October 1995; Chief
                                                                Operating Officer and Vice
                                                                President from July 1991 to
                                                                October 1995; Director since
                                                                February 1993; Vice President,
                                                                Sales of the Company from December
                                                                1984 to July 1991.

Timothy P. Losik.......  37      Chief Financial Officer,       Chief Financial Officer, Vice
                                 Vice President                 President and Treasurer since
                                 and Treasurer                  March 1994; Controller of the
                                                                Company from June 1992 to March
                                                                1994; Corporate Accounting Manager
                                                                from March 1988 to June 1992.

James R. Griffin.......  45      Vice President                 Vice President since August 1991;
                                                                Director of Marketing Programs of
                                                                the Company from 1989 to 1991.

Kenneth L. Ogle........  46      Vice President                 Vice President since December
                                                                1990; Director of Technical
                                                                Services of the Company from 1988
                                                                to 1990.

                                                                             BUSINESS
                                                                        EXPERIENCE DURING
         NAME            AGE               OFFICE                      THE PAST FIVE YEARS
         ----            ---               ------                      --------------------
Richard P. Saporito....  42      Vice President                 Vice President since December
                                                                1991; Director of Human Resources
                                                                of the Company from September 1989
                                                                to December 1991.

James C. Hamilton......  58      Clerk                          Clerk of the Company since 1966;
                                                                partner in the Boston law firm of
                                                                Berlin, Hamilton, & Dahmen.

ITEM 2.  PROPERTIES


     The Company leases or owns approximately 624,000 square feet of administrative, production, storage and shipping space. Of this space, approximately 400,000 square feet are currently dedicated to manufacturing. The
Company's facilities are as follows:

                                                                           OWNERSHIP   SQUARE
               LOCATION                         FUNCTION                    STATUS      FEET
               --------                         --------                   ---------   ------
Derry, New Hampshire..................  High Volume Finishing                Owned     136,000
                                        High Volume Finishing               Leased      20,000
                                        Multilayer Blank Production          Owned      10,000
                                        Warehouse                           Leased      30,000

Owego, New York.......................  High Volume Finishing                Owned     121,150
                                        Multilayer Blank Production          Owned      38,500
                                        Warehouse                           Leased      12,000
                                        High Volume Finishing                Owned      79,600 *

Salem, New Hampshire..................  Administrative and Corporate        Leased      35,500
                                        Offices, Engineering

Salem, New Hampshire..................  Prototype Service Center            Leased      27,250

Salem, New Hampshire..................  Value Added Assembly Production     Leased      40,000

Hudson, New Hampshire.................  Multilayer Blank Production         Leased      27,000
                                        Warehouse                           Leased      15,000

Watsonville, California...............  Prototype Service Center            Leased      32,000

---------------

*  Under renovation



     The administrative and corporate offices in Salem, New Hampshire are located in two separate facilities. Both facilities are covered by leases that expire in March 1996, with options to extend until March 2002. The lease for the Value Added Manufacturing facility expires in March 2000, with options to extend until March 2006. The lease for the Salem Prototype Service Center expires in 1999, with an option of the Company to extend until 2004. The Hudson operation is located in two separate facilities. Both leases expire in 1997 with options to extend until 2000. The lease on the Derry property, consisting of warehouse and high volume finishing production space, runs until January 1998, with options to extend until January 2001. The Watsonville lease runs until December 1996 and has one three-year option remaining.

     The Company owns approximately 6 acres of land in Salem, New Hampshire, approximately 5 acres of land in Derry, New Hampshire, and approximately 4.4 acres in Owego, New York, which could be used for future expansion.

     In fiscal 1995, the Company's capital expenditures relating to its environmental control facilities and equipment totaled approximately $257,887. The Company estimates that it will make capital expenditures with respect to its environmental control facilities and equipment of approximately $550,000 and $700,000 in fiscal 1996 and 1997, respectively.

ITEM 3.  LEGAL PROCEEDINGS

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

     In connection with the "Florida Lawsuit" (as described in the second paragraph under "Environmental" above) pending in the Circuit Court for Broward County, Florida, Hadco and Gould, Inc., another prior lessee of the site of the printed circuit manufacturing facility in Florida, each was served with a third-party complaint in June 1995, as third-party defendants in such pending Florida Lawsuit by a party who had previously been named as a defendant when the Florida Lawsuit was commenced in 1993 by the FDER. The Florida Lawsuit seeks damages relating to environmental pollution and FDER costs and expenses, civil penalties, and declaratory and injunctive relief to require the parties to complete assessment and remediation of soil and ground water contamination. The other parties include alleged owners of the property and Fleet Credit Corporation, a secured lender to a prior lessee of the property.

     The future costs in connection with the lawsuits described in the two immediately preceding paragraphs are currently indeterminable due to such factors as the unknown timing and extent of any future remedial actions which may be required, the extent of any liability of the Company and of other potentially responsible parties, and the financial resources of the other potentially responsible parties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote to the Company's security holders during the fourth quarter of the fiscal year ended October 28, 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


     The Company's Common Stock is traded on the NASDAQ National Market System under the symbol HDCO. The following table sets forth the actual high and low sale prices for the periods indicated, as reported by NASDAQ. These prices may or may not be between dealers and do not include commissions.

                                    PERIOD                               HIGH     LOW
                                   -------                               ----     ---
        Fiscal 1994:
             First quarter.............................................   9 1/4    7 1/2
             Second quarter............................................   9 1/4    6 7/8
             Third quarter.............................................   7 7/8    5 7/8
             Fourth quarter............................................   8 5/8    6 1/8

        Fiscal 1995:
             First quarter.............................................   9 5/8    8
             Second quarter............................................  18 1/8    8 7/8
             Third quarter.............................................  32 1/8   15 3/8
             Fourth quarter............................................  33 1/4   22 1/2

     The Company has never declared or paid a cash dividend on its Common Stock, and it is anticipated that the Company will continue to retain its earnings for use in its business and not pay cash dividends. Declaration of dividends is within the discretion of the Company's Board of Directors, which will review such dividend policy from time to time. The Company's lines of credit currently contain certain cash flow requirements that may have the effect of limiting the Company's ability to pay dividends in the future. See Note 5 of Notes to Consolidated Financial Statements.

     As of December 20, 1995, there were 401 holders of record of the Common Stock of the Company.


ITEM 6.  SELECTED FINANCIAL DATA

                                                  SELECTED INCOME STATEMENT DATA
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              YEAR ENDED
                                  -------------------------------------------------------------------
                                  OCTOBER 26,   OCTOBER 31,   OCTOBER 30,   OCTOBER 29,   OCTOBER 28,
                                     1991          1992          1993          1994          1995
                                  -----------   -----------   -----------   -----------   -----------
Net sales........................    $152,932      $183,408      $189,494      $221,570      $265,168
Net income.......................       5,607         8,075         8,227         9,943        21,374
Net income per common and common
  equivalent share...............         .52           .75           .76           .93          1.98
Weighted average common and
  common equivalent shares
  outstanding....................  10,869,569    10,808,442    10,819,451    10,720,436    10,806,435



                                                    SELECTED BALANCE SHEET DATA
                                                          (IN THOUSANDS)

                                                                               YEAR ENDED
                                               -----------------------------------------------------------------------
                                               OCTOBER 26,    OCTOBER 31,    OCTOBER 30,     OCTOBER 29,    OCTOBER 28,
                                                  1991           1992            1993           1994           1995
                                               -----------    -----------    -----------     -----------    -----------
Working capital...............................   $21,563      $ 25,215        $ 30,593        $ 31,829       $ 41,043
Total assets..................................    99,219       104,035         110,782         126,326        162,991
Long-term liabilities.........................    18,958        13,812          12,272          11,126          9,701
Stockholders' investment......................    50,561        59,363          68,431          77,440        100,774


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS


     The following table sets forth, for the years indicated, the percentage increase (or decrease) for items in the Consolidated Statements of Income and the percentages that these same items in the Consolidated Statements of Income bear to Net Sales.


 PERCENTAGE INCREASE
      (DECREASE)
---------------------
 YEARS ENDED OCTOBER                                                      PERCENTAGE OF NET SALES
---------------------                                                     -----------------------
  1994       1995                                                           YEARS ENDED OCTOBER
COMPARED   COMPARED                                                       ------------------------
TO 1993    TO 1994                                                         1993     1994     1995
--------   --------                                                        ----     ----     ----
  16.9%      19.7%    Net Sales.........................................  100.0%   100.0%   100.0%
  15.2%      13.0%    Cost of Sales.....................................   81.3%    80.2%    75.7%
  24.2%      46.7%    Gross Profit......................................   18.7%    19.8%    24.3%
  26.8%      11.3%    Selling, General and Administrative Expenses......   11.4%    12.4%    11.5%
  20.2%     105.7%    Income from Operations............................    7.3%     7.4%    12.8%
  33.2%      97.9%    Interest Income...................................    0.3%     0.4%     0.6%
 (36.4%)    (39.7%)   Interest Expense..................................   (0.8%)   (0.4%)   (0.2%)
  27.0%     113.2%    Income Before Provision for Income Taxes..........    6.8%     7.4%    13.2%
  37.7%     110.5%    Provision for Income Taxes........................    2.5%     2.9%     5.1%
  20.9%     115.0%    Net Income........................................    4.3%     4.5%     8.1%


Years Ended October 28, 1995 and October 29, 1994

     Net sales during 1995 increased 19.7% over the same period in 1994. The change was due to an 8.2% increase in the volume of production and shipments and a shift in product mix to higher layer, higher density products, as compared to fiscal 1994. Average pricing per unit increased 3.1% compared to the same period a year ago. The Company believes that the potential exists for excess capacity in the industry, which could have an adverse impact on future pricing.

     The gross profit margin increased from 19.8% in 1994 to 24.3% in 1995. The increase is a direct result of higher volume of shipments, an increase in the technology level of product mix, improved pricing and improvements in operating efficiencies. Continued productivity improvements have lead to increased unit volume and lower unit costs. The Company believes that the potential exists for the shortage of materials in the industry, which could have an adverse impact on future unit costs.

     Selling, general and administrative ("SG&A") expenses, as a percent of net sales, decreased to 11.5% during fiscal 1995 from 12.4% during fiscal 1994, due to increased revenue. SG&A expenses increased from $27.5 million in 1994 to $30.6 million in 1995, as a result of increased variable costs directly attributable to increased net sales and charges for environmental related matters. Included in SG&A expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During fiscal 1995 and 1994, the Company made, and charged to SG&A expenses, actual payments of approximately $1,111,000 and $1,040,000 respectively, for environmental matters. In 1995 and 1994, the Company also accrued and charged to SG&A expenses of approximately $2,740,000 and $2,100,000, respectively, as cost estimates relating to known environmental matters. To the extent and in amounts HADCO believes circumstances warrant, it will continue to accrue and charge to SG&A expenses cost estimates relating to environmental matters. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period. See Item 1, "Environmental," Item 3, "Legal Proceedings," and footnote 7 of Notes to Consolidated Financial Statements.

     In 1995, interest income increased as a result of higher rates of return earned on investments, and higher cash balances available for investment.

     Interest expense decreased in 1995 from 1994 due to decreased average debt balances during the year.

Years Ended October 29, 1994 and October 30, 1993

     Net sales during 1994 increased 16.9% as a result of a higher volume of shipments and a shift in product mix to higher layer count, higher density products. In 1994, the Company continued to experience general pressure on pricing for all products resulting from continued excess capacity in the industry, and the increase in net sales was affected by a decline in pricing.

     The gross profit margin increased in 1994 from the 1993 level due to higher volume of shipments and an increase in the technology level of product mix. The shift in product mix, improvements in operating efficiencies and lower material costs partially offset the general pressure on pricing due to market conditions.

     SG&A expenses, as a percent of net sales, increased to 12.4% versus 11.4% in 1993. This resulted from increased variable costs directly attributable to the increased net sales and charges for environmental related matters. SG&A expenses increased from $21.7 million in 1993 to $27.5 million, primarily as a result of increased selling expenses due to higher net sales and compensation related expenses and environmental related matters. Included in SG&A expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During fiscal 1994 and 1993, the Company made, and charged to SG&A expenses, actual payments of approximately $1,040,000 and $320,000, respectively, for environmental matters. In 1994 and 1993, the Company also accrued and charged to SG&A expenses approximately $2,100,000 and $1,000,000, respectively, as cost estimates relating to known environmental matters.

     In 1994, interest income increased as a result of higher rates of return earned on investments, and higher cash balances available for investment.

     Interest expense decreased in 1994 from 1993 due to decreased average debt balances during the year.

INCOME TAXES

     The annual effective income tax rate for 1995 was 39.0%, which is less than the current combined federal and state statutory rates. This difference is caused primarily by tax advantaged investments and the tax benefits of a foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

     In 1995, the Company's financing requirements were satisfied principally from cash flows from operations. These funds were sufficient to meet increased working capital needs, capital expenditures amounting to approximately $28.9 million and debt and lease payments of approximately $4.7 million.

     At October 28, 1995, the Company had working capital of $41,043,000 and a current ratio of 1.78 compared to working capital of $31,829,000 and a current ratio of 1.80 at October 29, 1994. Cash, cash equivalents and short-term investments at October 28, 1995 were $36,474,000, an increase of $4,911,000 from $31,563,000 at October 29, 1994.

     At October 28, 1995, the Company had available credit lines of $25,000,000 under its unsecured revolving credit and term loan agreements with two banks. The unused portion of these credit lines at October 28, 1995 was $25,000,000.

     At October 28, 1995, the Company also had a lease line of credit of $5,000,000. The unused portion of this line of credit at October 28, 1995 was $4,188,000.

     The Company has commitments to purchase approximately $15,000,000 of manufacturing equipment. The majority of these commitments are expected to be completed by the end of fiscal 1996.

     The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations, will be sufficient to fund its anticipated working capital, capital expenditure and debt payment requirements in fiscal 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and the Report of Independent Public Accountants thereon are presented in the following pages. The Consolidated Financial Statements filed in Item 8 are as follows:

     Report of Independent Public Accountants.

     Consolidated Statements of Income for the years ended October 28, 1995, October 29, 1994 and October 30, 1993.

     Consolidated Balance Sheets as of October 28, 1995 and October 29, 1994.

     Consolidated Statements of Stockholders' Investment for the years ended October 28, 1995, October 29, 1994 and October 30, 1993.

     Consolidated Statements of Cash Flows for the years ended October 28, 1995, October 29, 1994 and October 30, 1993.

     Notes to Consolidated Financial Statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of HADCO CORPORATION:

     We have audited the accompanying consolidated balance sheets of Hadco Corporation (a Massachusetts corporation) and subsidiaries as of October 28, 1995 and October 29, 1994, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended October 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hadco Corporation and subsidiaries as of October 28, 1995 and October 29, 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 28, 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.





                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
November 15, 1995 (except for the
matter discussed in Note 8 for which
the date is November 29, 1995)

                       HADCO CORPORATION AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME

  FOR THE YEARS ENDED OCTOBER 28, 1995, OCTOBER 29, 1994 AND OCTOBER 30, 1993


                                                         1995            1994            1993
                                                         ----            ----            ----
                                                    (In thousands, except share and per share data)

Net Sales............................................ $   265,168     $   221,570     $   189,494
Cost of Sales........................................     200,673         177,597         154,101
                                                      -----------     -----------     -----------
     Gross Profit....................................      64,495          43,973          35,393
Selling, General and Administrative Expenses.........      30,589          27,491          21,683
                                                      -----------     -----------     -----------
     Income From Operations..........................      33,906          16,482          13,710
Interest Income......................................       1,669             843             633
Interest Expense.....................................        (537)           (891)         (1,402)
                                                      -----------     -----------     -----------
     Income Before Provision for Income Taxes........      35,038          16,434          12,941
Provision for Income Taxes...........................      13,664           6,491           4,714
                                                      -----------     -----------     -----------
     Net Income...................................... $    21,374     $     9,943     $     8,227
                                                      -----------     -----------     -----------
Net Income Per Common and Common Equivalent Share.... $      1.98     $       .93     $       .76
                                                      ===========     ===========     ===========
Weighted Average Common and Common Equivalent Shares
  Outstanding........................................  10,806,435      10,720,436      10,819,451
                                                      ===========     ===========     ===========





















     The accompanying notes are an integral part of these consolidated financial  statements.

                       HADCO CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                     OCTOBER 28, 1995 AND OCTOBER 29, 1994

                                     ASSETS

                                                                           1995         1994
                                                                           ----         ----
                                                                         (IN THOUSANDS EXCEPT
                                                                         PER SHARE INFORMATION)
Current Assets:
     Cash............................................................... $  2,107     $  2,062
     Cash equivalents...................................................   19,200       17,002
     Short-term investments.............................................   15,167       12,499
     Accounts receivable, net of allowance for doubtful accounts of
      $850,000 in 1995 and $725,000 in 1994, respectively...............   35,797       25,312
     Inventories........................................................   13,304       10,295
     Prepaid income taxes and other expenses............................    7,984        4,419
                                                                         --------     --------
          Total Current Assets..........................................   93,559       71,589
Property, Plant and Equipment, net......................................   67,692       53,753
Other Assets............................................................    1,740          984
                                                                         --------     --------
                                                                         $162,991     $126,326
                                                                         ========     ========
                      LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
     Current maturities of long-term debt and capital lease
      obligations....................................................... $  2,143     $  4,678
     Accounts payable...................................................   27,002       18,991
     Accrued payroll and other employee benefits........................   16,030       10,924
     Other accrued expenses.............................................    7,341        5,167
                                                                         --------     --------
          Total Current Liabilities.....................................   52,516       39,760
                                                                         --------     --------
Long-term Debt and Capital Lease Obligations............................    2,387        4,526
                                                                         --------     --------
Other Long-term Liabilities.............................................    7,314        4,600
                                                                         --------     --------
Commitments and Contingencies (Note 7)
Stockholders' Investment:
     Common stock, $.05 par value --
     Authorized -- 25,000,000 shares
     Issued and outstanding -- 9,938,961 shares in 1995 and 9,738,117 in
      1994..............................................................      497          487
Paid-in Capital.........................................................   25,077       22,763
Deferred Compensation Resulting from the Granting of Nonqualified Stock
  Options...............................................................     (407)        (731)
Retained Earnings.......................................................   75,607       54,921
                                                                         --------     --------
          Total Stockholders' Investment................................  100,774       77,440
                                                                         --------     --------
                                                                         $162,991     $126,326
                                                                         ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES


              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

  FOR THE YEARS ENDED OCTOBER 28, 1995, OCTOBER 29, 1994, AND OCTOBER 30, 1993

                                                         COMMON
                                                         STOCK,
                                                        $.05 PAR    PAID-IN     DEFERRED     RETAINED
                                                          VALUE     CAPITAL   COMPENSATION   EARNINGS
                                                        ---------   -------   ------------   --------
                                                                       (IN THOUSANDS)
Balance, October 31, 1992..............................    $483     $21,506     $ (1,706)    $ 39,080
     Compensation paid to Director with common stock...      --          68           --           --
     Exercise of stock options.........................       4         236           --           --
     Tax benefit of exercise of nonqualified stock
       options.........................................      --         143           --           --
     Compensation expense associated with nonqualified
       stock options...................................      --          --          390           --
     Net income........................................      --          --           --        8,227
                                                           ----     -------     --------     --------
Balance, October 30, 1993..............................     487      21,953       (1,316)      47,307
     Terminated stock options..........................      --        (225)         225           --
     Exercise of stock options.........................      16         837           --           --
     Tax benefit of exercise of nonqualified stock
       options.........................................      --         319           --           --
     Compensation expense associated with nonqualified
       stock options...................................      --          --          360           --
     Purchase and retirement of common stock...........     (16)       (121)          --       (2,329)
     Net income........................................      --          --           --        9,943
                                                           ----     -------     --------     --------
Balance, October 29, 1994..............................     487      22,763         (731)      54,921
     Terminated stock options..........................      --         (37)          37           --
     Exercise of stock options.........................      16       1,079           --           --
     Tax benefit of exercise of nonqualified stock
       options.........................................      --       1,597           --           --
     Compensation expense associated with nonqualified
       stock options...................................      --          --          287           --
     Purchase and retirement of common stock...........      (6)       (325)          --         (688)
     Net income........................................      --          --           --       21,374
                                                           ----     -------     --------     --------
Balance, October 28, 1995..............................    $497     $25,077     $   (407)    $ 75,607
                                                           ====     =======     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE YEARS ENDED OCTOBER 28, 1995, OCTOBER 29, 1994 AND OCTOBER 30, 1993

                                                               1995         1994         1993
                                                               ----         ----         ----
                                                                       (IN THOUSANDS)
Cash Flows From Operating Activities:
     Net income..........................................    $ 21,374     $  9,943     $  8,227
       Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation, amortization, and deferred
            compensation.................................      15,194       14,611       13,730
          Gain on sale of fixed assets...................        (415)         (81)         (90)
          Changes in assets and liabilities:
            Increase in accounts receivable..............     (10,485)      (2,739)      (3,250)
            (Increase) decrease in inventories...........      (3,009)        (288)          50
            Increase in prepaid taxes and other
               expenses..................................      (4,340)      (2,588)      (1,954)
            Decrease in other assets.....................          25           55          193
            Increase in accounts payable and accrued
               expenses..................................      15,291        8,661          599
            Increase in long-term liabilities............       2,714        1,710          836
                                                             --------     --------     --------
          Net cash provided by operating activities......      36,349       29,284       18,341
                                                             --------     --------     --------
Cash Flows From Investing Activities:
     Net purchases of short-term investments.............      (2,668)      (4,095)        (354)
     Purchases of property, plant and equipment..........     (28,865)     (19,510)     (10,978)
     Proceeds from sale of property, plant and
       equipment.........................................         429          177           95
                                                             --------     --------     --------
          Net cash used in investing activities..........     (31,104)     (23,428)     (11,237)
                                                             --------     --------     --------
Cash Flows From Financing Activities:
     Principal payments under capital lease
       obligations.......................................      (2,584)      (4,447)      (5,729)
     Principal payments of long-term debt................      (2,091)         (92)        (607)
     Proceeds from issuance of common stock..............       2,692        1,172          383
     Purchase and retirement of common stock.............      (1,019)      (2,466)          --
                                                             --------     --------     --------
          Net cash used in financing activities..........      (3,002)      (5,833)      (5,953)
                                                             --------     --------     --------
Net increase in cash and cash equivalents................       2,243           23        1,151
Cash and cash equivalents at beginning of year...........      19,064       19,041       17,890
                                                             --------     --------     --------
Cash and cash equivalents at end of year.................    $ 21,307     $ 19,064     $ 19,041
                                                             ========     ========     ========
Supplemental schedule of noncash investing and financing
  activities:
     Machinery and equipment acquired under capital lease
       obligations.......................................    $     --     $     --     $  3,292
                                                             ========     ========     ========
Supplemental disclosure of cash flow information:
     Cash paid during year for:
       Interest..........................................    $    576     $    859     $  1,346
                                                             ========     ========     ========
       Income taxes (net of refunds).....................    $ 13,609     $  8,939     $  6,515
                                                             ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 28, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Hadco Corporation (the "Company") is engaged primarily in the manufacture and sale of printed circuits, backplanes and related products. The consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying notes to consolidated financial statements.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. Short-term investments are carried at cost, which approximates market, and have maturities of less than one year.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective October 30, 1994, the beginning of fiscal year 1995.

     The Company classifies its investments in corporate and government debt securities as held-to-maturity given the Company's intent and ability to hold the securities to maturity. In accordance with the statement, held-to-maturity securities are carried at amortized cost.


     As of October 28, 1995, the Company held investments in the following held-to-maturity securities:

                                                                       FAIR
                                                     COST          MARKET VALUE           MATURITY
                                                     ----          ------------          ----------
                                                                  (IN THOUSANDS)

Debt securities issued by the US Government......   $ 6,039         $  6,058            within 1 year
Debt securities issued by states of the US.......     1,000            1,000            within 1 year
Corporate debt securities........................     8,128            8,064            within 1 year
                                                    -------         --------
                                                    $15,167         $ 15,122
                                                    =======         ========

     In October 1994, the Financial Accounting Standards Board issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," which is effective for fiscal years ending after December 15, 1994. As of October 28, 1995, the Company had no financial instruments requiring disclosure under SFAS No. 119.

  Concentration of Credit Risk

     SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 28, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

consist primarily of trade accounts receivable. As of October 28, 1995, there were no significant off-balance-sheet risks which would have a material or adverse effect on the financial condition or net worth of the Company.

     During December 1994, the American Institute of Certified Public Accountants (AICPA) issued SOP 94-6, Disclosure of Certain Significant Risks and Uncertainties Summary, which is effective for fiscal years ending after December 15, 1995. During March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long Lived Assets, which is effective for fiscal years beginning after December 15, 1995. During October 1995, the FASB issued SFAS No. 123, Accounting for Stock Based Compensation, which is effective for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of these standards to have a material effect on its financial position or results of operations.

  Depreciation and Amortization of Property, Plant and Equipment


     The Company provides for depreciation and amortization by charges to operations in amounts that allocate the cost of property, plant and equipment on a straight-line basis over the following estimated useful lives:

                                                                     ESTIMATED
            ASSET CLASSIFICATION                                    USEFUL LIFE
            --------------------                                    -----------
            Land betterments....................................     10-18 Years
            Buildings and improvements..........................     10-33 Years
            Machinery and equipment.............................       3-7 Years
            Furniture and fixtures..............................       5-7 Years
            Computer software...................................         3 Years
            Vehicles............................................         3 Years
            Capital leases......................................      Lease term

  Net Income per Common and Common Equivalent Share

     Net income per common and common equivalent share was computed based on the weighted average number of common and common equivalent shares outstanding during each year. Common equivalent shares include outstanding stock options. Fully diluted net income per share has not been separately presented as it would not be materially different from net income per share as presented.

  Revenue Recognition

     The Company recognizes revenue at the time products are shipped.

2.  INVENTORIES


     Inventories are stated at the lower of cost, first-in, first-out (FIFO), or market and consist of the following:

                                                            1995        1994
                                                            ----        ----
                                                             (IN THOUSANDS)
    Raw Materials........................................  $ 6,318     $ 3,556
    Work-in-Process......................................  $ 6,986     $ 6,739
                                                           -------     -------
                                                           $13,304     $10,295
                                                           =======     =======

     The work-in-process inventories consist of materials, labor and manufacturing overhead.

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 28, 1995


3.  PROPERTY, PLANT AND EQUIPMENT

     Components of property, plant and equipment consist of the following:

                                                                      1995          1994
                                                                      ----          ----
                                                                        (IN THOUSANDS)
    Land and land betterments.....................................  $   1,838     $  1,814
    Buildings and improvements....................................     42,885       36,528
    Construction-in-progress......................................     15,173        6,793
    Machinery and equipment.......................................     94,611       82,388
    Furniture and fixtures........................................     11,721        9,830
    Computer software.............................................      2,343        1,734
    Vehicles......................................................        141          122
    Capital leases................................................     15,048       17,454
                                                                    ---------     --------
                                                                      183,760      156,663
    Accumulated depreciation and amortization.....................   (116,068)    (102,910)
                                                                    ---------     --------
                                                                    $  67,692     $ 53,753
                                                                    =========     ========

4.  INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes."


     The provision for income taxes shown in the accompanying consolidated statements of income is comprised of the following:

                                                             1995        1994        1993
                                                             ----        ----        ----
                                                                    (IN THOUSANDS)
    Federal --
         Current.........................................  $ 14,331     $ 6,566     $ 5,036
         Deferred........................................    (2,954)     (1,224)     (1,288)
                                                           --------     -------     -------
                                                             11,377       5,342       3,748
                                                           --------     -------     -------
    State --
         Current.........................................     2,928       1,440       1,224
         Deferred........................................      (641)       (291)       (258)
                                                           --------     -------     -------
                                                              2,287       1,149         966
                                                           --------     -------     -------
         Provision for income taxes......................  $ 13,664     $ 6,491     $ 4,714
                                                           ========     =======     =======


     The tax rate used in the computation of the provision for federal and state income taxes differs from the statutory federal and state rates due to the following:

                                                                     1995     1994     1993
                                                                     ----     ----     ----
    Provision at statutory rate....................................  34.0%    34.0%    34.0%
    Increase (decrease) in tax resulting from:
         State income taxes, net of federal tax benefit............   4.5      4.6      5.0
         Tax-exempt interest income................................  (0.5)    (0.4)    (1.1)
         Other, net................................................   1.0      1.3     (1.5)
                                                                     ----     ----     ----
    Provision for income taxes.....................................  39.0%    39.5%    36.4%
                                                                     ====     ====     ====

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 28, 1995



4.  INCOME TAXES -- (CONTINUED)


     The deferred provision for income taxes resulted from the following:

                                                             1995        1994        1993
                                                             ----        ----        ----
                                                                    (IN THOUSANDS)
    Difference between book and tax depreciation..........  $  (144)    $  (352)    $  (588)
    Deferred compensation.................................       73         143        (102)
    Reserves and expenses recognized in different periods
      for book and tax purposes...........................   (3,506)     (1,288)       (549)
    Other, net............................................      (18)        (18)       (307)
                                                            -------     -------     -------
                                                            $(3,595)    $(1,515)    $(1,546)
                                                            =======     =======     =======


     The tax effects of temporary differences that give rise to significant portions of the current and long-term deferred tax assets and liabilities at October 28, 1995 and October 29, 1994 are as follows:

                                                                           1995     1994
                                                                           ----     ----
                                                                          (IN THOUSANDS)
     Deferred Tax Assets:
          Nondeductible reserves........................................  $6,184   $3,145
          Nondeductible environmental accruals..........................   3,197    2,127
          Deferred compensation from issuance of nonqualified stock
           options......................................................     579      661
                                                                          ------   ------
          Total gross deferred tax assets...............................   9,960    5,933
          Less:  Valuation Allowance....................................     290      330
                                                                          ------   ------
                                                                           9,670    5,603
     Deferred Tax Liability:
          Property, plant and equipment, principally due to differences in depreciation..............................................  (1,736)  (1,788)
                                                                          ------   ------
     Net Deferred Tax Asset.............................................  $7,934   $3,815
                                                                          ======   ======

     Due to the uncertainty surrounding the actual value of the favorable tax benefits relating to deferred compensation from stock options, the Company has recorded a valuation allowance of approximately $290,000 and $330,000 as of October 28, 1995 and October 29, 1994. The reduction of this allowance for the year ending October 28, 1995 is a result of the decrease in the deferred tax asset relating to deferred compensation.

5.  LINES OF CREDIT

     On June 30, 1993, the Company amended its existing unsecured Revolving Credit and Term Loan Agreement with a bank. The agreement provides for up to $15,000,000 in revolving credit until June 30, 1996, when the unpaid balance is to be paid in equal quarterly installments over four years. During the revolving credit period, on each June 30, the Company may elect early four year amortization of any portion of the unpaid balance. The Company can designate the rate of interest at either the Eurodollar Rate plus 1% (1.25% during the term loan period), or the bank's Base Rate. As of October 28, 1995, no amounts were outstanding under this line of credit. This line expires in fiscal 1996.

     Additionally, on June 30, 1993, the Company entered into a Revolving Credit and Term Loan Agreement with another bank. This agreement provides for up to $10,000,000 in revolving credit until June 30, 1996, when the unpaid balance will be paid in equal quarterly installments over four years. During the revolving credit period, the Company may elect early four year amortization of any portion of the unpaid balance. The

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 28, 1995

5.  LINES OF CREDIT -- (CONTINUED)

Company can designate the rate of interest at either the Eurodollar Rate plus 1% (1.25% during the term loan period), or the bank's Base Rate. As of October 28, 1995, no amounts were outstanding under this line of credit. This line expires in 1996.

     Additionally, the Company has a line of credit of $5,000,000 which is used for equipment financing from a leasing company. Use of this line is subject to, among other things, the approval by the leasing company of the equipment to be leased. At October 28, 1995, the unused portion of this line was approximately $4,188,000. This line expires during fiscal 1996.

     The Company's lines of credit place several restrictions on the Company, including limitations on mergers, acquisitions and sales of a substantial portion of its assets, as well as certain limitations on liens, guarantees, additional borrowings and investments. These loan agreements also contain provisions pertaining to the maintenance by the Company of certain levels of consolidated tangible net worth, consolidated net income, operating cash flow, debt to worth ratio, quick ratio, and various other financial ratios during the term of the loan.

6.  LONG-TERM DEBT


     Long-term debt consists of the following:

                                                                      1995       1994
                                                                      ----       ----
                                                                       (IN THOUSANDS)
        Revolving Credit and Term Loan Agreement (Note 5)..........  $ --       $2,000

        Loan agreement in connection with the expansion of a
          building. The loan bears interest at rates up to 7%
          through April 2006 and is collateralized by property and
          an irrevocable letter of credit. Payments of principal
          and interest are due quarterly...........................     889        973

        Loan agreement in connection with the expansion of a
          building. The loan bears interest at 1%, is payable in
          quarterly installments of principal and interest through
          March 2011, and is collateralized by property............     119        126
                                                                     ------     ------
                                                                      1,008      3,099
        Less -- current maturities.................................      92      2,092
                                                                     ------     ------
                                                                     $  916     $1,007
                                                                     ======     ======


     Maturities of long-term debt are as follows (in thousands):

            YEAR ENDING OCTOBER                                            AMOUNT
            -------------------                                            ------
            1996........................................................  $   92
            1997........................................................      92
            1998........................................................      92
            1999........................................................      92
            2000........................................................      92
            2001 and thereafter.........................................     548
                                                                          ------
                                                                          $1,008
                                                                          ======

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 28, 1995

7.  COMMITMENTS AND CONTINGENCIES

  Capital Leases


     The following is a schedule of future minimum lease payments under capital leases, together with the present value of the minimum lease payments as of October 28, 1995 (in thousands):

            YEAR ENDED OCTOBER                                            AMOUNT
            ------------------                                            ------
            1996........................................................  $2,272
            1997........................................................   1,250
            1998........................................................     327
                                                                          ------
            Total minimum lease payments................................   3,849
            Less -- Amounts representing interest.......................     327
                                                                          ------
            Present value of minimum lease payments.....................   3,522
            Less -- Current obligations.................................   2,051
                                                                          ------
                                                                          $1,471
                                                                          ======

  Operating Leases


     The Company leases manufacturing equipment and space under noncancelable operating leases with terms expiring through 2000. Future minimum lease payments under these leases as of October 28, 1995 (in thousands) are as follows:

            YEAR ENDED OCTOBER                    EQUIPMENT     REAL ESTATE     TOTAL
            ------------------                    ---------     -----------     -----
            1996.................................     $38          $1,083       $1,121
            1997.................................      24             696          720
            1998.................................       8             608          616
            1999.................................      --             402          402
            2000.................................      --              98           98
                                                      ---          ------       ------
            Future minimum lease payments........     $70          $2,887       $2,957
                                                      ===          ======       ======

     Total rental expense of approximately $1,447,000, $1,317,000 and $1,221,000 was incurred for the fiscal years ended October 1995, 1994 and 1993, respectively.

     These operating leases include office and manufacturing space leased from a partnership in which the Chairman of the Board and a former executive officer and director of the Company have an interest. Two of the leases are for terms of five years, and expire in March 1996 with options to extend until March 2002. The remaining lease expires in March 2000 with options to extend until 2006. For the fiscal years ended October 1995, 1994 and 1993, the related rental expense was approximately $479,000, $571,000 and $528,000, respectively.

  Environmental Matters

     During March 1995, the Company received a Record Of Decision (ROD) from the New York State Department of Environmental Conservation (NYSDEC), regarding soil and groundwater contamination at its Owego, New York facility. Based on a Remedial Investigation and Feasibility Study (RIFS) for apparent on-site contamination at that facility and a Focused Feasibility Study (FFS), each prepared by environmental consultants of the Company, the NYSDEC has approved a remediation program of groundwater withdrawal and treatment and iterative soil flushing. The cost, based upon the FFS, to implement this remediation is estimated to be $4.6 million, and is expected to be expended as follows:
$300,000 for capital equipment and $4.3 million for operation and maintenance costs which will be incurred and expended over the estimated life of the program of 30 years. NYSDEC has requested that the Company consider taking additional samples

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 28, 1995

7.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

from a wetland area near the Company's Owego facility. Analytical reports of earlier sediment samples indicated the presence of certain inorganics. There can be no assurance that the Company and/or other third parties will not be required to conduct additional investigations and remediation at that location, the costs of which are currently indeterminable due to the numerous variables described in the second sentence of the fifth paragraph of this "Environmental Matters" section.

     From 1974 to 1980, the Company operated a printed circuit manufacturing facility in Florida as a lessee of property that is now the subject of a pending lawsuit ("the Florida Lawsuit") and investigation by the Florida Department of Environmental Regulation (FDER). On June 9, 1992, the Company entered into a Cooperating Parties Agreement in which it and Gould, Inc., another prior lessee of the site, have agreed to fund certain assessment and feasibility study activities at the site, and an environmental consultant has been retained to perform such activities. The cost of such activities is not expected to be material to the Company. In addition to the Cooperating Parties Agreement, Hadco and others are participating in alternative dispute resolution regarding the site with an independent mediator. In connection with the mediation, in February 1992 the FDER presented computer-generated estimates of remedial costs, for activities expected to be spread over a number of years, that ranged from approximately $3.3 million to $9.7 million. Mediation sessions were conducted in March 1992 but have been suspended during the ongoing assessment and feasibility activities. Management believes it is likely that it will participate in implementing a continuing remedial program for the site, the costs of which are currently unknown. However, based on information currently known by the Company, management does not expect these costs to have a material adverse effect on the Company. Also see the penultimate paragraph of this "Environmental Matters" section relating to the Company's having been named as a third-party defendant in the Florida Lawsuit.

     The Company is planning the installation of a groundwater extraction system at its Derry, New Hampshire facility to address certain groundwater contamination. Because of the uncertainty regarding both the quantity of contaminants beneath the building at the site and the long-term effectiveness of the groundwater migration control system the Company proposes to install, it is not possible to make a reliable estimate of the length of time remedial activity will have to be performed. However, it is anticipated that the groundwater extraction system will be operated for at least 30 years. There can be no assurance that the Company will not be required to conduct additional investigations and remediation relating to the Derry facility. The total costs of such groundwater extraction system and of conducting any additional investigations and remediation relating to the Derry facility are not fully determinable due to the numerous variables described in the fifth paragraph of this "Environmental Matters" section.

     Included in selling, general and administrative ("SG&A") expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During fiscal 1995 and 1994, the Company made, and charged to SG&A expenses, actual payments of approximately $1,111,000 and $1,040,000, respectively, for environmental matters. In 1995 and 1994, the Company also accrued and charged to SG&A expenses approximately $2,740,000 and $2,100,000, respectively, as cost estimates for environmental matters.

     The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated. The cost estimates relating to future environmental clean-up are subject to numerous variables, the effects of which can be difficult to measure, including the stage of the environmental investigations, the nature of potential remedies, possible joint and several liability, the magnitude of possible contamination, the difficulty of determining future liability, the time over which remediation might occur, and the possible effects of changing laws and regulations. The total reserve for environmental matters currently identified by the Company amounted to $8.2 million and $5.5 million at October 28, 1995 and October 29, 1994, respectively. The current portion of these costs as of October 28, 1995 and October 29, 1994, amounted to approximately $900,000 and $873,000, respectively, and is included in "Other accrued expenses." The long-term portion of these costs amounted to approximately $7.3 million and $4.6 million as of October 28, 1995

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 28, 1995

7.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

and October 29, 1994, respectively, and is reported under the caption "Other Long-term Liabilities." Based upon its assessment at the current time, management estimates the cost of ultimate disposition of the above known environmental matters to range from approximately $7.0 million to $12.0 million, and is expected to be spread over a number of years. Management believes the ultimate disposition of the above known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

     The Company is one of thirty-three entities which have been named as potentially responsible parties in a lawsuit pending in the federal district court of New Hampshire concerning environmental conditions at the Auburn Road, Londonderry, New Hampshire landfill site. Local, state and federal entities and certain other parties to the litigation seek contribution for past costs, totalling approximately $20 million, allegedly incurred to assess and remediate the Auburn Road site. These parties also allege that future monitoring will be required. In addition, the EPA contends that future remediation actions may be required. The Company is contesting liability.

     In connection with the "Florida Lawsuit" (as described in the second paragraph of this "Environmental Matters" section), pending in the Circuit Court of Broward County, Florida, Hadco and Gould, Inc., another prior lessee of the site of the printed circuit manufacturing facility in Florida, each was served with a third-party complaint in June 1995, as third-party defendants in such pending Florida Lawsuit by a party who had previously been named as a defendant when the Florida Lawsuit was commenced in 1993 by the FDER. The Florida Lawsuit seeks damages relating to environmental pollution and FDER costs and expenses, civil penalties, and declaratory and injunctive relief to require the parties to complete assessment and remediation of soil and groundwater contamination. The other parties include alleged owners of the property and Fleet Credit Corporation, a secured lender to a prior lessee of the property.

     The future costs in connection with the lawsuits described in the two immediately preceding paragraphs are currently indeterminable due to such factors as the unknown timing and extent of any future remedial actions which may be required, the extent of any liability of the Company and of other potentially responsible parties, and the financial resources of the other potentially responsible parties.

  Purchase Commitments

     The Company has commitments to purchase approximately $15,000,000 of manufacturing equipment. The majority of these commitments are expected to be completed by the end of fiscal 1996.

8.  STOCKHOLDERS' INVESTMENT

  Common Stock

     In September 1994, the Board of Directors authorized the purchase of up to $1,500,000 of its shares of common stock in the open market in calendar 1994. As of October 29, 1994, a total of 28,000 shares of common stock were purchased and retired at an average price of $7.75 per share. During the first quarter of fiscal 1995, an additional 113,800 shares were purchased and retired at an average price of $8.96 per share. The program expired in December 31, 1994.

     Also in September of 1994, the Board of Directors authorized the purchase and retirement of 100,000 shares of common stock from Horace H. Irvine II, Chairman of the Board of Directors of the Company, for a purchase price of $7.50 per share, and the purchase and retirement of an additional 200,000 shares of common stock from certain trusts created in the past by Mr. Irvine, also for a purchase price of $7.50 per share.

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 28, 1995

8.  STOCKHOLDERS' INVESTMENT -- (CONTINUED)

  Stock Options


     The following table summarizes stock option activity with respect to the nonqualified stock options for each of the three fiscal years in the period ended October 28, 1995:

                                                                 NUMBER OF     OPTION PRICE
                                                                  SHARES         PER SHARE
                                                                 ---------     ------------
    Outstanding at October 31, 1992............................  1,846,029      $2.00-$ 6.69
         Options granted.......................................    160,000       9.00-  9.00
         Options exercised.....................................    (77,590)      2.00-  4.94
         Options canceled......................................     (7,175)      2.10-  9.00
                                                                 ---------      ------------
    Outstanding at October 30, 1993............................  1,921,264       2.00-  9.00
         Options granted.......................................    340,000       8.00-  8.81
         Options exercised.....................................   (331,840)      2.00-  4.94
         Options canceled......................................   (239,605)      2.00-  9.00
                                                                 ---------      ------------
    Outstanding at October 29, 1994............................  1,689,819       2.00-  9.00
         Options granted.......................................    223,000       8.50- 25.69
         Options exercised.....................................   (319,968)      2.00- 11.06
         Options canceled......................................   (147,130)      2.10-  8.81
                                                                 ---------      ------------
    Outstanding at October 28, 1995............................  1,445,721      $2.00-$25.69
                                                                 =========      ============

     The Company has the following nonqualified stock option plans:

     December 1985 Plan and December 1986 Plan -- The options under these plans are exercisable immediately, and have various vesting periods up to ten years according to each individual option agreement with an expiration date no later than ten years and ninety days from the date of grant. Upon termination of employment under certain circumstances, the Company may, at its option, repurchase the exercised but unvested shares at the original purchase price.

     December 1987 Plan -- The options under this plan become exercisable according to each option agreement and expire no later than June 30, 1997.

     September 1990 Plan -- This plan provides for the granting of options at a price equal to the fair market value at the date of the grant. The options become exercisable according to each option agreement and expire no later than ten years from the date of grant.

     December 1991 Director Plan -- This plan provides for the granting of options to purchase up to 150,000 shares of common stock at a price equal to the fair market value at the date of grant. These options are exercisable ratably over a four-year period and expire no later than seven years from the date of grant.

     November 1995 Plan -- This plan was adopted by the Board of Directors on November 29, 1995, subject to approval by the shareholders in February 1996. This plan provides for the granting of options to purchase up to 1,000,000 shares of common stock at a price equal to the fair value at the date of the grant. The options become exercisable according to each option agreement and expire no later than ten years from the date of grant.

     On November 29, 1995, the Board of Directors voted to increase the number of shares of common stock authorized from 25,000,000 to 100,000,000, subject to shareholder approval on February 28, 1996.

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 28, 1995

8.  STOCKHOLDERS' INVESTMENT -- (CONTINUED)


     The status of the stock option plans at October 28, 1995 is as follows:

                                                                                          AVERAGE
                                                            OPTIONS         OPTIONS       EXERCISE
    PLAN                                                  OUTSTANDING     EXERCISABLE      PRICE
    ----                                                  -----------     -----------     --------
    *December 1985 Plan.................................     119,150        119,150        $2.15
    *December 1986 Plan.................................     307,010        307,010         2.94
    *December 1987 Plan.................................     214,746        214,746         3.00
    *September 1990 Plan................................     717,815        147,610         7.48
     December 1991 Director Plan........................      87,000         42,000         7.97
                                                           ---------        -------        -----
                                                           1,445,721        830,516        $4.79
                                                           =========        =======        =====

---------------

     * Except for options for 130,900 shares granted under the September 1990 Plan in November 1995, the Board of Directors has determined to make no further grants under the December 1985 Plan, December 1986 Plan, December 1987 Plan and September 1990 Plan.


     The Company had reserved, as of October 28, 1995, a total of 1,645,356 shares of common stock for issuance under the nonqualified stock option plans listed in the above chart. During fiscal 1995, 1994 and 1993, approximately $287,000, $360,000, and $390,000, respectively, were charged against income as compensation expense associated with these options.

     The Company adopted a Stockholder Rights Plan in August 1995 pursuant to which the Company declared the distribution of one Common Stock Purchase Right ("Right") for each share of outstanding common stock. Under certain conditions, each Right may be exercised for one share of common stock at an exercise price of $130, subject to adjustment. Under circumstances defined in the Stockholder Rights Plan, the Rights entitle holders to purchase stock having a value of twice the exercise price of the Rights. Until they become exercisable, the Rights are not transferable apart from the common stock. The Rights may be redeemed by the Company at any time prior to the occurrence of certain events at $.01 per Right. The Stockholder Rights Plan will expire on September 11, 2005, unless the Rights are earlier redeemed by the Company.

9.  RETIREMENT PLAN

     The Hadco Corporation Retirement Plan (the "Plan"), as amended, covers all employees with at least six months of continuous service (as defined). Annual profit sharing contributions are determined at the discretion of the Board of Directors but cannot exceed the amount allowable for federal income tax purposes. The Company made profit sharing contributions of $2,285,000, $1,074,000 and $877,000 to the Plan for the years ended October 1995, 1994 and 1993, respectively.

     The Plan permits participants to elect to have contributions made to the Plan in the form of reductions in salary under Section 401(k) of the Internal Revenue Code subject to limitations set out in the Plan. Under the Plan, the Company will match employee contributions up to a set percentage. Employee contributions become vested when made, and Company contributions become vested at the rate of 33 1/3% for each year of service with the Company. The Company matched employee contributions in the amount of approximately $600,000, $500,000 and $460,000 during fiscal 1995, 1994 and 1993, respectively.

10.  QUARTERLY RESULTS (UNAUDITED)

     The following summarized unaudited results of operations for the fiscal quarters in the years ended October 1995 and 1994 have been accounted for using generally accepted accounting principles for interim reporting purposes and include adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of results for these interim periods.


                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 28, 1995

                                                                       1995             1994
                                                                       ----             ----
                                                                    (IN THOUSANDS, EXCEPT SHARE
                                                                         AND PER SHARE DATA)
FIRST FISCAL QUARTER:
Net Sales.........................................................     $56,825          $46,464
Gross Profit......................................................      11,292            7,295
Net Income........................................................       3,003            1,058
Net Income per common and common equivalent share.................         .29              .10
Weighted average common and common equivalent shares
  outstanding.....................................................  10,445,523       10,810,738

SECOND FISCAL QUARTER:
Net Sales.........................................................     $67,637          $56,195
Gross Profit......................................................      16,261           10,669
Net Income........................................................       5,193            2,383
Net Income per common and common equivalent share.................         .49              .22
Weighted average common and common equivalent shares
  outstanding.....................................................  10,626,412       10,803,599

THIRD FISCAL QUARTER:
Net Sales.........................................................     $67,752          $59,270
Gross Profit......................................................      17,540           12,036
Net Income........................................................       6,152            2,935
Net Income per common and common equivalent share.................         .56              .27
Weighted average common and common equivalent shares
  outstanding.....................................................  11,034,118       10,712,197

FOURTH FISCAL QUARTER:
Net Sales.........................................................     $72,954          $59,641
Gross Profit......................................................      19,402           13,973
Net Income........................................................       7,026            3,567
Net Income per common and common equivalent share.................         .63              .34
Weighted average common and common equivalent shares
  outstanding.....................................................  11,123,720       10,577,471

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

     Anything herein to the contrary not withstanding, in no event whatsoever are the sections entitled "Stock Performance Graph" and "Compensation Committee and Stock Option Committee Report on Executive Compensation" to be incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 28, 1996.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 28, 1996, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 28, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

     Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 28, 1996, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 28, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Certain information relating to security ownership of certain beneficial owners and management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 28, 1996, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 28, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information relating to certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 28, 1996, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 28, 1995.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)1.  FINANCIAL STATEMENTS:

     The following consolidated financial statements are included in Item 8:

        Report of Independent Public Accountants.

        Consolidated Statements of Income for the years ended October 28, 1995, October 29, 1994 and October 30, 1993.

        Consolidated Balance Sheets as of October 28, 1995 and October 29, 1994.

        Consolidated Statements of Stockholders' Investment for the years ended October 28, 1995, October 29, 1994 and October 30, 1993.

        Consolidated Statements of Cash Flows for the years ended October 28, 1995, October 29, 1994 and October 30, 1993.

        Notes to Consolidated Financial Statements.

2.  FINANCIAL STATEMENT SCHEDULES:

     The following consolidated financial statement schedules are included in
Item 14(b):

SCHEDULES

     II -- Valuation and Qualifying Accounts.

     Schedules other than those listed above has been omitted since they are either not required or the information is otherwise included.


3.  LISTING OF EXHIBITS:

EXHIBIT
-------
   3.1    --    Restated Articles of Organization of Registrant (filed as Exhibit 3 to the
                Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 29,
                1989 and incorporated herein by reference).

   3.2    --    By-laws of Registrant, as amended (filed as Exhibit 3.2 to Annual Report on Form
                10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

   4      --    Description of Capital Stock, contained in Article 4 of Registrant's Restated
                Articles of Organization (filed as Exhibit 3 to the Quarterly Report on Form
                10-Q, File No. 0-12102, for the quarter ended April 29, 1989 and incorporated herein by reference).

 *10.1    --    Registrant's December 5, 1986 Non-Qualified Stock Option Plan (filed as Exhibit
                10.7 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October
                25, 1986 and incorporated herein by reference).

 *10.2    --    Form of Stock Option Agreement under Registrant's December 5, 1986 Non-Qualified
                Stock Option Plan (filed as Exhibit 10.6 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

 *10.3    --    Profit Sharing Plan and Trust of Registrant, as amended through December 9, 1988 and restated effective January 1, 1988 (filed as Exhibit 10.22 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 29, 1988 and incorporated herein by reference).

  10.4    --    Lease dated January 29, 1980 between Registrant and Equity Property Associates I
                ("Equity"), as amended (filed as Exhibit 10.42 to Registration Statement No.
                2-86810 on Form S-1 and incorporated herein by reference).

  10.5    --    Lease dated February 14, 1981 between Registrant and Equity, as amended (filed as Exhibit 10.43 to Registration Statement No. 2-86810 on Form S-1 and
                incorporated herein by reference).

  10.6    --    Lease dated January 1, 1981 between Registrant and Equity, as amended (filed as
                Exhibit 10.44 to Registration Statement No. 2-86810 on Form S-1 and incorporated herein by reference).

  10.7    --    Lease dated August 1, 1981 between Registrant and Equity, as amended (filed as
                Exhibit 10.45 to Registration Statement No. 2-86810 on Form S-1 and incorporated herein by reference).

  10.8    --    Lease dated December 15, 1981 between Registrant and Equity, as amended (filed as Exhibit 10.46 to Registration Statement No. 2-86810 on Form S-1 and
                incorporated herein by reference).

EXHIBIT
-------
  10.9    --    Indenture of Lease dated September 15, 1980 among Nash Family Investment
                Properties and Tamposi Family Investment Properties and CIII, as amended (filed as Exhibit 10.64 to Registration Statement No. 2-86810 on Form S-1 and
                incorporated herein by reference).

 *10.10   --    Registrant's December 6, 1985 Non-Qualified Stock Option Plan (filed as Exhibit
                10.56 to Annual Report on Form 10-K, File No. 0-12102, for the year ended
                October 26, 1985 and incorporated herein by reference).

 *10.11   --    Form of Stock Option Agreement under Registrant's December 6, 1985 Non-Qualified
                Stock Option Plan (filed as Exhibit 10.42 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

  10.12   --    Amendment dated as of January 9, 1986 to Lease between Registrant and Lupe
                Burgstrom dated April 30, 1984 (filed as Exhibit 10.79 to Annual Report on Form
                10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

  10.13   --    Amendment dated as of January 9, 1986 to Lease between Registrant and Freedom
                Associates dated May 17, 1985 (filed as Exhibit 10.80 to Annual Report on
                Form 10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

  10.14   --    Amendment dated as of March 7, 1986 to Lease between Registrant and Freedom
                Associates dated December 23, 1980 (filed as Exhibit 10.81 to Annual Report on
                Form 10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

 *10.15   --    Option Agreement dated August 11, 1987 between Horace H. Irvine II and Oliver O.
                Ward (filed as Exhibit 10.62 to Annual Report on Form 10-K, File No. 0-12102,
                for the year ended October 31, 1987 and incorporated herein by reference).

 *10.16   --    Registrant's December 1987 Non-Employee Director Stock Option Plan (filed as
                Exhibit 10.64 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

 *10.17   --    Form of Stock Option Agreement under Registrant's December 1987 Non-Employee
                Director Stock Option Plan (filed as Exhibit 10.65 to Annual Report on Form
                10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

 *10.18   --    Registrant's Non-Qualified Stock Option Plan of December 31, 1987 (filed as
                Exhibit 10.66 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

 *10.19   --    Form of Stock Option Agreement under Registrant's Non-Qualified Stock Option
                Plan of December 31, 1987 (filed as Exhibit 10.67 to Annual Report on Form 10-K,
                File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

 *10.20   --    Form of Amendment to Stock Option Agreements under Registrant's December 6, 1985 and December 5, 1986 Non-Qualified Stock Option Plans between Registrant and each of Andrew E. Lietz and Patrick Sweeney (filed as Exhibit 10.72 to Annual
                Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

  10.21   --    Lease dated July 15, 1988 between Registrant and C&M Associates I (filed as
                Exhibit 10.67 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 29, 1988 and incorporated herein by reference).

  10.22   --    Master Loan and Security Agreement dated as of November 15, 1988 between
                Registrant and NEMLC Leasing Corporation (filed as Exhibit 10.70 to Annual
                Report on Form 10-K, File No. 0-12102, for the year ended October 29, 1988 and incorporated herein by reference).

 *10.23   --    Registrant's Non-Qualified Stock Option Plan of September 7, 1990 (filed as
                Exhibit 10.67 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 27, 1990 and incorporated herein by reference).

EXHIBIT
-------
 *10.24   --    Form of Stock Option Agreement under Registrant's Non-Qualified Stock Option
                Plan of September 7, 1990 (filed as Exhibit 10.68 to Annual Report on Form 10-K,
                File No. 0-12102, for the year ended October 27, 1990 and incorporated herein by reference).

 *10.25   --    Amendment to Profit Sharing Plan and Trust of Registrant dated June 19, 1990
                (filed as Exhibit 10.75 to Annual Report on Form 10-K, File No. 0-12102, for the
                year ended October 27, 1990 and incorporated herein by reference).

  10.26   --    Loan Agreement by and between Registrant and New York State Urban Development
                Corporation ("NYSUDC"); Mortgage between Registrant and Tioga; Note between
                Registrant and NYSUDC; all dated as of April 10, 1991 (filed as Exhibit 10.2 to
                Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 27,
                1991 and incorporated herein by reference).

 *10.27   --    Registrant's 1991 Non-Employee Director Stock Option Plan, as amended (filed as
                Exhibit 1 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended May 2, 1992 and incorporated herein by reference).

 *10.28   --    Form of Stock Option Agreement under Registrant's 1991 Non-Employee Director
                Stock Option Plan (filed as Exhibit 10.82 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 26, 1991 and incorporated herein by reference).

  10.29   --    Amendment dated March 28, 1991 to lease between Registrant and Equity dated
                August 1, 1991 (filed as Exhibit 10.84 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 26, 1991 and incorporated herein by reference).

  10.30   --    Amendment dated March 28, 1991 to Lease between Registrant and Equity dated
                January 1, 1992 (filed as Exhibit 10.85 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 26, 1991 and incorporated herein by reference).

  10.31   --    Amendment dated March 28, 1991 to Lease between Registrant and Equity dated
                December 15, 1981 (filed as Exhibit 10.86 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 26, 1991 and incorporated herein by reference).

  10.32   --    Amendment dated March 28, 1991 to Lease between Registrant and Equity dated
                February 14, 1980 (filed as Exhibit 10.87 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 26, 1991 and incorporated herein by reference).

  10.33   --    Lease dated March 1, 1992 between Registrant and Equity (filed as Exhibit 10.65 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31,
                1992 and incorporated herein by reference).

  10.34   --    Revolving Credit and Term Loan Agreement dated as of June 30, 1993 between
                Registrant and The First National Bank of Boston (filed as Exhibit 10.1 to
                Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended July 31,
                1993 and incorporated herein by reference).

  10.35   --    Revolving Credit and Term Loan Agreement dated as of June 30, 1993 between
                Registrant and The Chase Manhattan Bank, N.A. (filed as Exhibit 10.2 to
                Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended July 31,
                1993 and incorporated herein by reference).

 *10.36   --    Amendment to Retirement Plan of Registrant dated March 10, 1993 (filed as
                Exhibit 10.48 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 30, 1993 and incorporated herein by reference).

 *10.37   --    Amendment to Retirement Plan of Registrant dated September 10, 1993 (filed as
                Exhibit 10.49 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 30, 1993 and incorporated herein by reference).

 *10.38   --    Employment Agreement between Registrant and Patrick Sweeney dated as of January
                21, 1994 (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No.
                0-12102, for the quarter ended January 29, 1994 and incorporated herein by reference).

 *10.39   --    Employment Agreement between Registrant and Andrew E. Lietz dated as of January
                21, 1994 (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No.
                0-12102, for the quarter ended January 29, 1994 and incorporated herein by reference).

EXHIBIT
-------
  10.40   --    Amendment No. 1 to Revolving Credit and Term Loan Agreement dated June 30, 1993
                (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No. 0-12102, for
                the quarter ended April 30, 1994 and incorporated herein by reference).

  10.41   --    Amendment No. 2 to Revolving Credit and Term Loan Agreement dated June 30, 1993
                (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No. 0-12102, for
                the quarter ended April 30, 1994 and incorporated herein by reference).

  10.42   --    Amendment No. 3 to Revolving Credit and Term Loan Agreement dated October 14,
                1994 (filed as Exhibit 10.54 to Annual Report on Form 10-K, File No. 0-12102,
                for the year ended October 29, 1994 and incorporated herein by reference).

  10.43   --    Amendment dated January 7, 1994 to Lease between Registrant and Equity dated
                February 14, 1980 (filed as Exhibit 10.43 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 29, 1994 and incorporated herein by reference).

  10.44   --    Amendment dated January 7, 1994 to Lease between Registrant and Equity dated
                February 14, 1980 (filed as Exhibit 10.44 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 29, 1994 and incorporated herein by reference).

 *10.45   --    Stock Purchase Agreement dated September 23, 1994, by and among Horace H. Irvine
                II, The Horace H. Irvine II Irrevocable Trust of July 11, 1977, The Horace H.
                Irvine II Children's Trust II, The Horace H. Irvine II 1989 Children's Trust and
                Registrant (filed as Exhibit 10.45 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 29, 1994 and incorporated herein by reference).

  10.46   --    Amendment dated January 15, 1995 to Lease between Registrant and Nash Family
                Investment Properties and Tamposi Family Investment Properties and CIII (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No. 0-12102, for the
                quarter ended January 28, 1995 and incorporated herein by reference).

  10.47   --    Lease dated January 13, 1995 between Registrant and Nash Family Investment
                Properties and Ballinger Properties d/b/a Sagamore Industrial Properties (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No. 0-12102, for the
                quarter ended January 28, 1995 and incorporated herein by reference).

  10.48   --    Rights Agreement dated as of August 22, 1995 between the Registrant and the
                First National Bank of Boston (filed as Exhibit 4.1 to Current Report on Form
                8-K, File No. 0-12102, dated August 22, 1995 and incorporated herein by reference).

 *10.49   --    Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney.

 *10.50   --    Amendment to Option Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney.

 *10.51   --    Amendment to Option Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney.

 *10.52   --    Amendment to Option Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney.

  11      --    Statement Re: Computation of Per Share Earnings.

  24      --    Consent of Arthur Andersen LLP.

---------------

(*) Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).


(B) REPORTS ON FORM 8-K

     A report on Form 8-K dated August 22, 1995 was filed by the Company, reporting the adoption of a Stockholder Rights Plan.

(C) EXHIBITS

     The Company hereby files as part of this Form 10-K the exhibits listed in
Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, N.W., Room 1024, Washington, D.C., and at the Commission's regional offices at 219 South Dearborn Street, Room 1204, Chicago, Illinois; 26 Federal Plaza, Room 1102, New York, New York and 5757 Wilshire Boulevard, Suite 1710, Los Angeles, California. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates.

(D) FINANCIAL STATEMENT SCHEDULES

     The Company hereby files as part of this Form 10-K in Item 14(b) attached hereto the consolidated financial statement schedules listed in Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HADCO CORPORATION



                                                        ANDREW E. LIETZ
                                            By: ................................
                                                  ANDREW E. LIETZ, PRESIDENT
                                                 CHIEF EXECUTIVE OFFICER AND
                                                            DIRECTOR

Dated: December 20, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                SIGNATURE                                TITLE                       DATE
                ---------                                -----                       ----
           HORACE H. IRVINE II               Chairman of the Board and          December 20, 1995
 ........................................    Director
          (HORACE H. IRVINE II)

             ANDREW E. LIETZ                 President and Chief Executive      December 20, 1995
 ........................................    Officer and Director
            (ANDREW E. LIETZ)                (Principle Executive Officer)

             TIMOTHY P. LOSIK                Vice President, Treasurer and      December 20, 1995
 ........................................    Chief Financial Officer
            (TIMOTHY P. LOSIK)               (Principal Financial Officer
                                             and Principal Accounting
                                             Officer)

            LAWRENCE COOLIDGE                Director                           December 20, 1995
 ........................................
           (LAWRENCE COOLIDGE)

             J. STANLEY HILL                 Director                           December 20, 1995
 ........................................
            (J. STANLEY HILL)

              JOHN O. IRVINE                 Director                           December 20, 1995
 ........................................
             (JOHN O. IRVINE)

             MIKAEL SALOVAARA                Director                           December 20, 1995
 ........................................
            (MIKAEL SALOVAARA)

              JOHN F. SMITH                  Director                           December 20, 1995
 ........................................
             (JOHN F. SMITH)

              OLIVER O. WARD                 Director                           December 20, 1995
 ........................................
             (OLIVER O. WARD)

             PATRICK SWEENEY                 Director                           December 20, 1995
 ........................................
            (PATRICK SWEENEY)



                                                                     SCHEDULE II

                       HADCO CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                    ADDITIONS
                                                       BALANCE AT   CHARGED TO   DEDUCTIONS    BALANCE AT
                                                       BEGINNING    COSTS AND       FROM         END OF
                                                       OF PERIOD     EXPENSES    RESERVES(1)     PERIOD
                                                       ----------   ----------   -----------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
     October 30, 1993.................................    $525          243          (168)        $600
     October 29, 1994.................................    $600          234          (109)        $725
     October 28, 1995.................................    $725          277          (152)        $850

---------------

(1) Amounts deemed uncollectible.


                                   EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION                                          PAGE
-----------                                 -----------                                          ----
   3.1    --    Restated Articles of Organization of Registrant (filed as Exhibit 3 to the
                Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 29,
                1989 and incorporated herein by reference).

   3.2    --    By-laws of Registrant, as amended (filed as Exhibit 3.2 to Annual Report on Form
                10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

   4      --    Description of Capital Stock, contained in Article 4 of Registrant's Restated
                Articles of Organization (filed as Exhibit 3 to the Quarterly Report on Form
                10-Q, File No. 0-12102, for the quarter ended April 29, 1989 and incorporated herein by reference).

 *10.1    --    Registrant's December 5, 1986 Non-Qualified Stock Option Plan (filed as Exhibit
                10.7 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October
                25, 1986 and incorporated herein by reference).

 *10.2    --    Form of Stock Option Agreement under Registrant's December 5, 1986 Non-Qualified
                Stock Option Plan (filed as Exhibit 10.6 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

 *10.3    --    Profit Sharing Plan and Trust of Registrant, as amended through December 9, 1988 and restated effective January 1, 1988 (filed as Exhibit 10.22 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 29, 1988 and incorporated herein by reference).

  10.4    --    Lease dated January 29, 1980 between Registrant and Equity Property Associates I
                ("Equity"), as amended (filed as Exhibit 10.42 to Registration Statement No.
                2-86810 on Form S-1 and incorporated herein by reference).

  10.5    --    Lease dated February 14, 1981 between Registrant and Equity, as amended (filed as Exhibit 10.43 to Registration Statement No. 2-86810 on Form S-1 and
                incorporated herein by reference).

  10.6    --    Lease dated January 1, 1981 between Registrant and Equity, as amended (filed as
                Exhibit 10.44 to Registration Statement No. 2-86810 on Form S-1 and incorporated herein by reference).

  10.7    --    Lease dated August 1, 1981 between Registrant and Equity, as amended (filed as
                Exhibit 10.45 to Registration Statement No. 2-86810 on Form S-1 and incorporated herein by reference).

  10.8    --    Lease dated December 15, 1981 between Registrant and Equity, as amended (filed as Exhibit 10.46 to Registration Statement No. 2-86810 on Form S-1 and
                incorporated herein by reference).

EXHIBIT NO.                           DESCRIPTION                                                 PAGE
-----------                           -----------                                                 ----
  10.9    --    Indenture of Lease dated September 15, 1980 among Nash Family Investment
                Properties and Tamposi Family Investment Properties and CIII, as amended (filed as Exhibit 10.64 to Registration Statement No. 2-86810 on Form S-1 and
                incorporated herein by reference).

 *10.10   --    Registrant's December 6, 1985 Non-Qualified Stock Option Plan (filed as Exhibit
                10.56 to Annual Report on Form 10-K, File No. 0-12102, for the year ended
                October 26, 1985 and incorporated herein by reference).

 *10.11   --    Form of Stock Option Agreement under Registrant's December 6, 1985 Non-Qualified
                Stock Option Plan (filed as Exhibit 10.42 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

  10.12   --    Amendment dated as of January 9, 1986 to Lease between Registrant and Lupe
                Burgstrom dated April 30, 1984 (filed as Exhibit 10.79 to Annual Report on Form
                10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

  10.13   --    Amendment dated as of January 9, 1986 to Lease between Registrant and Freedom
                Associates dated May 17, 1985 (filed as Exhibit 10.80 to Annual Report on
                Form 10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

  10.14   --    Amendment dated as of March 7, 1986 to Lease between Registrant and Freedom
                Associates dated December 23, 1980 (filed as Exhibit 10.81 to Annual Report on
                Form 10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

 *10.15   --    Option Agreement dated August 11, 1987 between Horace H. Irvine II and Oliver O.
                Ward (filed as Exhibit 10.62 to Annual Report on Form 10-K, File No. 0-12102,
                for the year ended October 31, 1987 and incorporated herein by reference).

 *10.16   --    Registrant's December 1987 Non-Employee Director Stock Option Plan (filed as
                Exhibit 10.64 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

 *10.17   --    Form of Stock Option Agreement under Registrant's December 1987 Non-Employee
                Director Stock Option Plan (filed as Exhibit 10.65 to Annual Report on Form
                10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

 *10.18   --    Registrant's Non-Qualified Stock Option Plan of December 31, 1987 (filed as
                Exhibit 10.66 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

 *10.19   --    Form of Stock Option Agreement under Registrant's Non-Qualified Stock Option
                Plan of December 31, 1987 (filed as Exhibit 10.67 to Annual Report on Form 10-K,
                File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

 *10.20   --    Form of Amendment to Stock Option Agreements under Registrant's December 6, 1985 and December 5, 1986 Non-Qualified Stock Option Plans between Registrant and each of Andrew E. Lietz and Patrick Sweeney (filed as Exhibit 10.72 to Annual
                Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

  10.21   --    Lease dated July 15, 1988 between Registrant and C&M Associates I (filed as
                Exhibit 10.67 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 29, 1988 and incorporated herein by reference).

  10.22   --    Master Loan and Security Agreement dated as of November 15, 1988 between
                Registrant and NEMLC Leasing Corporation (filed as Exhibit 10.70 to Annual
                Report on Form 10-K, File No. 0-12102, for the year ended October 29, 1988 and incorporated herein by reference).

 *10.23   --    Registrant's Non-Qualified Stock Option Plan of September 7, 1990 (filed as
                Exhibit 10.67 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 27, 1990 and incorporated herein by reference).

EXHIBIT NO.                        DESCRIPTION                                                   PAGE
-----------                        -----------                                                   ----

 *10.24   --    Form of Stock Option Agreement under Registrant's Non-Qualified Stock Option
                Plan of September 7, 1990 (filed as Exhibit 10.68 to Annual Report on Form 10-K,
                File No. 0-12102, for the year ended October 27, 1990 and incorporated herein by reference).

 *10.25   --    Amendment to Profit Sharing Plan and Trust of Registrant dated June 19, 1990
                (filed as Exhibit 10.75 to Annual Report on Form 10-K, File No. 0-12102, for the
                year ended October 27, 1990 and incorporated herein by reference).

  10.26   --    Loan Agreement by and between Registrant and New York State Urban Development
                Corporation ("NYSUDC"); Mortgage between Registrant and Tioga; Note between
                Registrant and NYSUDC; all dated as of April 10, 1991 (filed as Exhibit 10.2 to
                Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 27,
                1991 and incorporated herein by reference).

 *10.27   --    Registrant's 1991 Non-Employee Director Stock Option Plan, as amended (filed as
                Exhibit 1 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended May 2, 1992 and incorporated herein by reference).

 *10.28   --    Form of Stock Option Agreement under Registrant's 1991 Non-Employee Director
                Stock Option Plan (filed as Exhibit 10.82 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 26, 1991 and incorporated herein by reference).

  10.29   --    Amendment dated March 28, 1991 to lease between Registrant and Equity dated
                August 1, 1991 (filed as Exhibit 10.84 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 26, 1991 and incorporated herein by reference).

  10.30   --    Amendment dated March 28, 1991 to Lease between Registrant and Equity dated
                January 1, 1992 (filed as Exhibit 10.85 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 26, 1991 and incorporated herein by reference).

  10.31   --    Amendment dated March 28, 1991 to Lease between Registrant and Equity dated
                December 15, 1981 (filed as Exhibit 10.86 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 26, 1991 and incorporated herein by reference).

  10.32   --    Amendment dated March 28, 1991 to Lease between Registrant and Equity dated
                February 14, 1980 (filed as Exhibit 10.87 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 26, 1991 and incorporated herein by reference).

  10.33   --    Lease dated March 1, 1992 between Registrant and Equity (filed as Exhibit 10.65 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31,
                1992 and incorporated herein by reference).

  10.34   --    Revolving Credit and Term Loan Agreement dated as of June 30, 1993 between
                Registrant and The First National Bank of Boston (filed as Exhibit 10.1 to
                Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended July 31,
                1993 and incorporated herein by reference).

  10.35   --    Revolving Credit and Term Loan Agreement dated as of June 30, 1993 between
                Registrant and The Chase Manhattan Bank, N.A. (filed as Exhibit 10.2 to
                Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended July 31,
                1993 and incorporated herein by reference).

 *10.36   --    Amendment to Retirement Plan of Registrant dated March 10, 1993 (filed as
                Exhibit 10.48 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 30, 1993 and incorporated herein by reference).

 *10.37   --    Amendment to Retirement Plan of Registrant dated September 10, 1993 (filed as
                Exhibit 10.49 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 30, 1993 and incorporated herein by reference).

 *10.38   --    Employment Agreement between Registrant and Patrick Sweeney dated as of January
                21, 1994 (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No.
                0-12102, for the quarter ended January 29, 1994 and incorporated herein by reference).

 *10.39   --    Employment Agreement between Registrant and Andrew E. Lietz dated as of January
                21, 1994 (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No.
                0-12102, for the quarter ended January 29, 1994 and incorporated herein by reference).

EXHIBIT NO.                              DESCRIPTION                                              PAGE
-----------                              -----------                                              ----
  10.40   --    Amendment No. 1 to Revolving Credit and Term Loan Agreement dated June 30, 1993
                (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No. 0-12102, for
                the quarter ended April 30, 1994 and incorporated herein by reference).

  10.41   --    Amendment No. 2 to Revolving Credit and Term Loan Agreement dated June 30, 1993
                (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No. 0-12102, for
                the quarter ended April 30, 1994 and incorporated herein by reference).

  10.42   --    Amendment No. 3 to Revolving Credit and Term Loan Agreement dated October 14,
                1994 (filed as Exhibit 10.54 to Annual Report on Form 10-K, File No. 0-12102,
                for the year ended October 29, 1994 and incorporated herein by reference).

  10.43   --    Amendment dated January 7, 1994 to Lease between Registrant and Equity dated
                February 14, 1980 (filed as Exhibit 10.43 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 29, 1994 and incorporated herein by reference).

  10.44   --    Amendment dated January 7, 1994 to Lease between Registrant and Equity dated
                February 14, 1980 (filed as Exhibit 10.44 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 29, 1994 and incorporated herein by reference).

 *10.45   --    Stock Purchase Agreement dated September 23, 1994, by and among Horace H. Irvine
                II, The Horace H. Irvine II Irrevocable Trust of July 11, 1977, The Horace H.
                Irvine II Children's Trust II, The Horace H. Irvine II 1989 Children's Trust and
                Registrant (filed as Exhibit 10.45 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 29, 1994 and incorporated herein by reference).

  10.46   --    Amendment dated January 15, 1995 to Lease between Registrant and Nash Family
                Investment Properties and Tamposi Family Investment Properties and CIII (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No. 0-12102, for the
                quarter ended January 28, 1995 and incorporated herein by reference).

  10.47   --    Lease dated January 13, 1995 between Registrant and Nash Family Investment
                Properties and Ballinger Properties d/b/a Sagamore Industrial Properties (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No. 0-12102, for the
                quarter ended January 28, 1995 and incorporated herein by reference).

  10.48   --    Rights Agreement dated as of August 22, 1995 between the Registrant and the
                First National Bank of Boston (filed as Exhibit 4.1 to Current Report on Form
                8-K, File No. 0-12102, dated August 22, 1995 and incorporated herein by reference).

 *10.49   --    Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney.

 *10.50   --    Amendment to Option Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney.

 *10.51   --    Amendment to Option Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney.

 *10.52   --    Amendment to Option Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney.

  11      --    Statement Re: Computation of Per Share Earnings.

  24      --    Consent of Arthur Andersen LLP.

---------------

(*) Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).
