Form 10-Q
period 1996-01-27
HADCO CORP
filed 1996-03-05
CIK 729533

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q
 (Mark One)
    (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended January 27, 1996

                                     or

    ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from           to
                                        ---------     --------


                       Commission File Number 0-12102


                              HADCO CORPORATION


           (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                                        04-2393279
-------------                                                        ----------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation organization)                              Identification No.)

12A Manor Parkway, Salem, New Hampshire                                   03079
---------------------------------------                                   -----
(Address of principal executive offices)                             (Zip Code)



                         Telephone:   (603) 898-8000
                         ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X          No
                                           -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant had 10,201,938 shares of Common Stock, $0.05 Par Value, outstanding at February 26, 1996.


                     HADCO CORPORATION AND SUBSIDIARIES

                                    INDEX


Part I.                                                            Page

         Financial Information:

         Consolidated Condensed Balance Sheets as of
          January 27, 1996 and October 28, 1995...........           3

         Consolidated Condensed Statements of Income
          for the Quarters ended January 27, 1996 and
          January 28, 1995, respectively..................
                                                                     4
         Consolidated Condensed Statements of Cash Flows
          for the Quarters ended January 27, 1996
          and January 28, 1995, respectively .............           5

         Notes to Consolidated Condensed Financial
          Statements......................................           6

         Management's Discussion and Analysis of Results
          of Operations and Financial Condition...........          11

Part II.
         Other Information................................          13

         Signatures ......................................          14


                            HADCO CORPORATION AND SUBSIDIARIES
                            ----------------------------------
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                           -------------------------------------
                             (In thousands, except share data)

                                          ASSETS
                                          ------
                                                         January 27,          October 28,
                                                            1996                 1995
                                                         -----------          -----------
                                                         (unaudited)

Current Assets:
 Cash and cash equivalents                                $ 21,471             $ 21,307
 Short-term investments                                     13,234               15,167
 Accounts receivable, net of allowance for
  doubtful accounts of $850,000 in 1996 and
  $850,000 in 1995, respectively                            36,262               35,797
 Inventories                                                14,470               13,304
 Prepaid expenses                                            8,809                7,984
                                                          --------             --------
         Total Current Assets                               94,246               93,559
                                                          --------             --------

Property, Plant and Equipment, at cost                     197,154              183,760
 Less - Accumulated depreciation and amortization          119,787              116,068
                                                          --------             --------
                                                            77,367               67,692
                                                          --------             --------

Other Assets                                                 1,915                1,740
                                                          --------             --------
                                                          $173,528             $162,991
                                                          ========             ========


                          LIABILITIES AND STOCKHOLDERS' INVESTMENT
                          ----------------------------------------

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                           $  1,847             $  2,143
 Accounts payable and accrued expenses                      35,123               40,352
 Accrued Payroll and related expenses                       15,554               10,021
                                                          --------             --------
         Total Current Liabilities                          52,524               52,516
                                                          --------             --------

Long-Term Debt and Capital Lease Obligations                 2,031                2,387
                                                          --------             --------
Long-Term Liabilities (Note 6)                               8,014                7,314
                                                          --------             --------
Stockholders' Investment:
         Common stock, $.05 par value -
          Authorized 25,000,000 shares
          Issued and outstanding 10,176,271
           in 1996 and 9,938,961 in 1995                       509                  497
Paid-in Capital                                             28,018               25,077
Deferred Compensation Resulting from the
 Granting of Non-qualified Stock Options                      (365)                (407)
Retained Earnings                                           82,797               75,607
                                                          --------             --------
  Total Stockholders' Investment                           110,959              100,774
                                                          --------             --------
                                                          $173,528             $162,991
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


                                                                     Quarter Ended
                                                      ---------------------------------------------
                                                            January 27,            January 28,
                                                               1996                   1995
                                                            ----------             ----------

Net Sales                                                   $   76,481             $   56,825
Cost of Sales                                                   56,999                 45,533
                                                            ----------             ----------
         Gross Profit                                           19,482                 11,292

Selling, General and
 Administrative Expenses                                         7,948                  6,522
                                                            ----------             ----------
         Income from Operations                                 11,534                  4,770

Interest Income                                                    355                    333
Interest Expense                                                   (95)                  (139)
                                                            ----------             ----------

         Income Before Provision for Income Taxes               11,794                  4,964

Provision for Income Taxes                                       4,603                  1,961
                                                            ----------             ----------
         Net Income                                         $    7,191             $    3,003
                                                            ==========             ==========

Net Income Per Common and
 Common Equivalent Share                                    $      .65             $      .29
                                                            ==========             ==========

Weighted Average Common and Common
 Equivalent Shares Outstanding                              11,104,375             10,445,516
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




                                                                          Quarter Ended
                                                            ---------------------------------------------
                                                                   January 27,            January 28,
                                                                      1996                  1995
                                                                   ----------             ----------


Total Cash Provided From Operations                                   $ 9,450                $ 2,797
                                                                      -------                -------
Cash Flows From Investing Activities:
   Net purchases (sales) of short-term investments                      1,933                    (58)
   Purchases of property, plant and equipment                         (13,713)                (2,844)
   Proceeds from sale of property, plant and
     equipment                                                            194                    119
                                                                      -------                -------
Cash Used In Investing Activities                                     (11,586)                (2,783)
                                                                      -------                -------
Cash Flows From Financing Activities:
   Principal payments under capital lease obligations                    (630)                  (682)
   Principal payments of long-term debt                                   (22)                (2,003)
   Proceeds from issuance of common stock                               2,952                    228
   Purchase and retirement of common stock                                  0                 (1,018)
                                                                      -------                -------
Cash Provided by (used in) Financing Activities                         2,300                 (3,475)
                                                                      -------                -------

Increase (decrease) in Cash and Cash Equivalents                          164                 (3,461)
Cash and Cash Equivalents Beginning of Period                          21,307                 19,064
                                                                      -------                -------

Cash and Cash Equivalents End of Period                               $21,471                $15,603
                                                                      =======                =======

Supplemental disclosure of cash flow information:

  Cash paid during the respective periods for:

      Interest                                                        $    82                $   406
                                                                      =======                =======

      Income taxes                                                    $ 3.101                $   360
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

                      HADCO CORPORATION AND SUBSIDIARIES
                      ----------------------------------
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                 (unaudited)
                                 -----------


1.   Basis of Presentation
     ---------------------

     In the opinion of management, these consolidated condensed financial statements contain all normal recurring adjustments for fair presentation. The results of operations for the quarter ended January 27, 1996, are not necessarily an indication of the results expected for the full year.

     The accompanying consolidated condensed financial statements include the accounts of Hadco Corporation (the Company) and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     For information as to the significant accounting policies followed by the Company and other financial and operating information, see the Company's Form 10-K as filed with the Securities and Exchange Commission on January 9, 1996. These financial statements should be read in conjunction with the financial statements included in that Form 10-K.


2.   Short-term Investments
     ----------------------

     As of January 27, 1996, the Company held investments in the following held-to-maturity securities:

                                              Fair
                                  Cost    Market Value      Maturity
                                  ----    ------------      --------
                                         (in thousands)

Debt securities issued
by the US Government            $ 3,003      $ 3,004      within 1 year

Debt securities issued
by states of the US               1,000        1,000      within 1 year

Corporate debt
securities                        9,231        9,135      within 1 year
                                -------      -------

                                $13,234      $13,139
                                =======      =======

                      HADCO CORPORATION AND SUBSIDIARIES
                      ----------------------------------
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                 (unaudited)
                                 -----------

3.  Inventories
    -----------

    Inventories are stated at the lower of cost, first-in, first-out (FIFO) or market and consist of the following:


                                      January 27,           October 28,
                                         1996                  1995
                                      ----------            ----------
                                               (In thousands)


Raw Materials                            $ 7,148               $ 6,318
Work-in-process                            7,322                 6,986
                                         -------               -------

Total                                    $14,470               $13,304
                                         =======               =======




4.  Environmental Matters
    ---------------------

    During March 1995, the Company received a Record Of Decision (ROD) from the New York State Department of Environmental Conservation (NYSDEC), regarding soil and groundwater contamination at its Owego, New York facility. Based on a Remedial Investigation and Feasibility Study (RIFS) for apparent on-site contamination at that facility and a Focused Feasibility Study (FFS), each prepared by environmental consultants of the Company, the NYSDEC had approved a remediation program of groundwater withdrawal and treatment and iterative soil flushing. The cost, based upon the FFS, to implement this remediation is estimated to be $4.6 million, and is expected to be expended as follows:
$300,000 for capital equipment and $4.3 million for operation and maintenance costs which will be incurred and expended over the estimated life of the program of 30 years. NYSDEC has requested that the Company consider taking additional samples from a wetland area near the Company's Owego facility. Analytical reports of earlier sediment samples indicated the presence of certain inorganics. There can be no assurance that the Company and/or other third parties will not be required to conduct additional investigations and remediation at that location, the costs of which are currently indeterminable due to the numerous variables described in the second sentence of the fourth paragraph of this "Environmental Matters" section.

   From 1974 to 1980, the Company operated a printed circuit manufacturing facility in Florida as a lessee of property that is now the subject of a pending lawsuit ("the Florida Lawsuit") and investigation by the Florida Department of Environmental Regulation

                      HADCO CORPORATION AND SUBSIDIARIES
                      ----------------------------------
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                 (unaudited)
                                 -----------

4.  Environmental Matters (Continued)
    ---------------------------------

(FDER). On June 9, 1992, the Company entered into a Cooperating Parties Agreement in which it and Gould, Inc., another prior lessee of the site, have agreed to fund certain assessment and feasibility study activities at the site, and an environmental consultant has been retained to perform such activities. The cost of such activities is not expected to be material to the Company. In addition to the Cooperating Parties Agreement, Hadco and others are participating in alternative dispute resolution regarding the site with an independent mediator. In connection with the mediation, in February 1992 the FDER presented computer-generated estimates of remedial costs, for activities expected to be spread over a number of years, that ranged from approximately $3.3 million to $9.7 million. Mediation sessions were conducted in March 1992 but have been suspended during the ongoing assessment and feasibility activities. Management believes it is likely that it will participate in implementing a continuing remedial program for the site, the costs of which are currently unknown. However, based on information currently known by the Company, management does not expect these costs to have a material adverse effect on the Company. Also see the fifth paragraph of this "Environmental Matters" section relating to the Company's having been named as a third-party defendant in the Florida Lawsuit.

     The Company is planning the installation of a groundwater extraction system at its Derry, New Hampshire facility to address certain groundwater contamination. Because of the uncertainty regarding both the quantity of contaminants beneath the building at the site and the long-term effectiveness of the groundwater migration control system the Company proposes to install, it is not possible to make a reliable estimate of the length of time remedial activity will have to be performed. However, it is anticipated that the groundwater extraction system will be operated for at least 30 years. There can be no assurance that the Company will not be required to conduct additional investigations and remediation relating to the Derry facility. The total costs of such groundwater extraction system and of conducting any additional investigations and remediation relating to the Derry facility are not fully determinable due to the numerous variables described in the fourth paragraph of this "Environmental Matters" section.

                      HADCO CORPORATION AND SUBSIDIARIES
                      ----------------------------------
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                 (unaudited)
                                 -----------

4.  Environmental Matters (Continued)
    ---------------------------------

    The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated. The cost estimates relating to future environmental clean-up are subject to numerous variables, the effects of which can be difficult to measure, including the stage of the environmental investigations, the nature of potential remedies, possible joint and several liability, the magnitude of possible contamination, the difficulty of determining future liability, the time over which remediation might occur, and the possible effects of changing laws and regulations. The total reserve for environmental matters currently identified by the Company amounted to $8.9 million and $8.2 million at Janaury 27, 1996 and October 28, 1995, respectively. The current portion of these costs as of January 27, 1996 and October 28, 1995, amounted to approximately $900,000, and is included in "Accounts Payable and Accrued Expensese." The long-term portion of these costs amounted to approximately $8.0 million and $7.3 million as of January 27, 1996 and October 28, 1995, respectively, and is reported under the caption "Other Long-term Liabilities." Based upon its assessment at the current time, management estimates the cost of ultimate disposition of the above known environmental matters to range from approximately $7.0 million to $12.0 million, and is expected to be spread over a number of years. Management believes the ultimate disposition of the above known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

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

4.  Environmental Matters (Continued)
    ---------------------------------

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

    The future costs in connection with the lawsuits described in the two immediately preceding paragraphs are currently indeterminable due to such factors as the unknown timing and extent of any future remedial ections which may be required, the extent of any liability of the Company and of other potenially responsible parties, and the financial resources of the other potentially responsible parties.

                      HADCO CORPORATION AND SUBSIDIARIES
                      ----------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               ------------------------------------------------

Results of Operations
---------------------
First Quarter
-------------

     Net sales for the first quarter of 1996 increased 34.6% over the same period in 1995. The change was due to increases in the volume of production and shipments, and a shift in product mix to higher layer, higher density products, as compared to the first quarter last year. Pricing per unit increased 11.5% for the first quarter of 1996 over the first quarter of 1995. The Company believes that the potential exists for excess capacity in the industry, which could have an adverse impact on future pricing.

     The gross profit margin increased from 19.9% in the first quarter of 1995 to 25.5% in the first quarter of 1996. The increase is a direct result of higher volume of shipments, an increase in the technology level of product mix and improvements in operating efficiencies. The Company believes that the potential exists for a shortage of materials in the industry, which could have an adverse impact on future unit costs.

     Selling, general and administrative (SG&A) expenses, as a percent of net sales, decreased to 10.4% in the first quarter of 1996 as compared to 11.5% in the first quarter of 1995 due to increased revenue. SG&A expenses increased from $6.5 million in the first quarter of 1995 to $7.9 million in the first quarter of 1996, as a result of increased variable costs directly attributable to increased net sales and charges for environmental related matters. Included in SG&A expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During the first quarter of 1996 and 1995, the Company made, and charged to SG&A expenses, actual payments of approximately $117,000 and $374,000, respectively, for environmental matters. In the first quarter of 1996 and 1995, the Company also accrued and charged to SG&A expenses approximately $700,000 and $305,000, respectively, as cost estimates relating to known environmental matters. To the extent and in amounts Hadco believes circumstances warrant, it will continue to accrue and charge to SG&A expenses cost estimates relating to environmental matters. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

     Interest income increased in the first quarter of 1996 as compared to the first quarter of 1995 due to higher average cash balances available for investing.

     Interest expense decreased in the first quarter of 1996 as compared to the first quarter of 1995 due to a decrease in outstanding debt.

Income Taxes
------------

     In accordance with generally accepted accounting principles, the Company has provided for income taxes in the first quarter at its estimated annual effective rate. The Company presently anticipates that the effective annual rate of income taxes for 1996 will be 39.00%, which is less than the current combined federal and state statutory rates. This difference is caused by tax advantaged investment income, the tax benefit of a Foreign Sales Corporation (FSC), and various state investment tax credits. The effective tax rate for 1996 is based on current tax laws.

Liquidity and Capital Resources
-------------------------------

     At January 27, 1996, the Company's working capital was $41.7 million, including cash, cash equivalents and short-term investments of $34.7 million, as compared to working capital of $41.0 million, including cash, cash equivalents and short-term investments of $36.5 million, at October 28, 1995.

     At January 27, 1996, the following lines of credit were available to the
Company:



                                                             (in thousands)

     Leasing Line of Credit                                      $ 4,386
     Revolving/Term Lines of Credit                               25,000
                                                                 -------

     Total Credit Available                                      $29,386
                                                                 =======


     The Company believes that the available cash balances, together with cash flow from operations, will be sufficient to meet the Company's cash requirements through its fiscal year ending October 26, 1996.

                         PART II - OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

          None

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Hadco Corporation

Date: March 4, 1996                     By: Timothy P. Losik
                                            Chief Financial Officer,
                                            Vice President