Form 10-Q
period 1996-04-27
HADCO CORP
filed 1996-06-07
CIK 729533

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)
    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 27, 1996

                                       or

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from           to
                                       -----------  -----------


                         Commission File Number 0-12102


                                HADCO CORPORATION


             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                                         04-2393279
- -------------                                                         ----------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation organization)                               Identification No.)

12A Manor Parkway, Salem, New Hampshire                                    03079
- ---------------------------------------                                    -----
(Address of principal executive offices)                              (Zip Code)


                            Telephone: (603) 898-8000
                            -------------------------


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

Registrant had 10,358,898 shares of Common Stock, $0.05 Par Value, outstanding at June 3, 1996.

                       HADCO CORPORATION AND SUBSIDIARIES

                                       INDEX



Part I.                                                                       Page

         Financial Information:

         Consolidated Condensed Balance Sheets as of
          April 27, 1996 and October 28, 1995 .............................      3

         Consolidated Condensed Statements of Income
          for the Quarters ended April 27, 1996 and
          April 29, 1995, and six months ended April
          27, 1996 and April 29, 1995, respectively .......................      4

         Consolidated Condensed Statements of Cash Flows
          for the six months ended April 27, 1996
          and April 29, 1995, respectively ................................      5

         Notes to Consolidated Condensed Financial
          Statements ......................................................      6

         Management's Discussion and Analysis of Results
          of Operations and Financial Condition ...........................     11

Part II.
         Other Information ................................................     16
         Signatures .......................................................     18

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                        (In thousands, except share data)
                                     ASSETS
                                     ------

                                                      April 27,    October 28,
                                                        1996           1995
                                                     -----------   -----------
                                                     (unaudited)
Current Assets:
 Cash and cash equivalents                            $ 13,815      $ 21,307
 Short-term investments                                  8,170        15,167
 Accounts receivable, net of allowance for
  doubtful accounts of $900,000 in 1996 and
  $850,000 in 1995, respectively                        41,070        35,797
 Inventories                                            17,194        13,304
 Prepaid expenses                                        7,937         7,984
                                                      --------      --------
         Total Current Assets                           88,186        93,559
                                                      --------      --------

Property, Plant and Equipment, at cost                 213,464       183,760
 Less - Accumulated depreciation and amortization      122,389       116,068
                                                      --------      --------
                                                        91,075        67,692
                                                      --------      --------
Other Assets                                             2,227         1,740
                                                      --------      --------
                                                      $181,488      $162,991
                                                      ========      ========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
                    ----------------------------------------

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                       $  1,587      $  2,143
 Accounts payable and accrued expenses                  32,335        40,352
 Accrued Payroll and related expenses                   15,728        10,021
                                                      --------      --------
         Total Current Liabilities                      49,650        52,516
                                                      --------      --------

Long-Term Debt and Capital Lease Obligations             1,670         2,387
                                                      --------      --------
Long-Term Liabilities (Note 5)                           8,569         7,314
                                                      --------      --------
Stockholders' Investment:
         Common stock, $.05 par value -
          Authorized 25,000,000 shares
          Issued and outstanding 10,356,673
           in 1996 and 9,763,461 in 1995                   519           497
Paid-in Capital                                         30,704        25,077
Deferred Compensation Resulting from the
 Granting of Non-qualified Stock Options                  (317)         (407)
Retained Earnings                                       90,693        75,607
                                                      --------      --------
  Total Stockholders' Investment                       121,599       100,774
                                                      --------      --------
                                                      $181,488      $162,991
                                                      ========      ========

                   The accompanying notes are an integral part
              of these consolidated condensed financial statements
                                        3

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------

                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             -------------------------------------------
                                              unaudited
                                              ---------
                                  (In thousands, except share data)





                                              Quarter Ended                    Six Months Ended
                                       ----------------------------      ----------------------------
                                        April 27,        April 29,        April 27,       April 29,
                                           1996             1995             1996            1995
                                       -----------      -----------      -----------      -----------


Net Sales                              $    88,096      $    67,637      $   164,574      $   124,462

Cost of Sales                               66,203           51,376          123,201           96,909
                                       -----------      -----------      -----------      -----------


    Gross Profit                            21,893           16,261           41,373           27,553

Selling, General and
 Administrative Expenses                     9,190            7,919           17,139           14,441
                                       -----------      -----------      -----------      -----------

    Income from Operations                  12,703            8,342           24,234           13,112

Interest Income                                329              372              683              705

Interest Expense                               (95)            (130)            (190)            (269)
                                       -----------      -----------      -----------      -----------

    Income Before Provision for
     Income Taxes                           12,937            8,584           24,727           13,548

Provision for Income Taxes                   5,042            3,391            9,642            5,352
                                       -----------      -----------      -----------      -----------

    Net Income                         $     7,895      $     5,193      $    15,085      $     8,196
                                       ===========      ===========      ===========      ===========




Net Income Per Common and
 Common Equivalent Share               $       .71      $       .49      $      1.36      $       .78
                                       ===========      ===========      ===========      ===========




Weighted Average Common and Common
 Equivalent Shares Outstanding          11,134,610       10,626,412       11,124,599       10,553,048
                                       ===========      ===========      ===========      ===========



                   The accompanying notes are an integral part
              of these consolidated condensed financial statements.
                                        4

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                    unaudited
                                    ---------
                                 (In thousands)




                                                            Six Months Ended
                                                          ----------------------
                                                          April 27,    April 29,
                                                            1996          1995
                                                          ---------    ---------

Total Cash Provided From Operations                       $ 12,761      $ 9,572
                                                          --------      -------
Cash Flows From Investing Activities:
   Net purchases of short-term investments                   6,997          386
   Purchases of property, plant and equipment              (31,890)      (5,512)
   Proceeds from sale of property, plant and
   equipment                                                   255          279
                                                          --------      -------
Cash Used In Investing Activities                          (24,638)      (4,847)
                                                          --------      -------
Cash Flows From Financing Activities:
   Principal payments under capital lease obligations       (1,227)      (1,350)
   Principal payments of long-term debt                        (46)      (2,046)
   Proceeds from issuance of common stock                    5,658          749
   Purchase and retirement of common stock                       0       (1,018)
                                                          --------      -------
Cash Provided by (used in) Financing Activities              4,385       (3,665)
                                                          --------      -------

Increase (decrease) in Cash and Cash Equivalents            (7,492)       1,060

Cash and Cash Equivalents Beginning of Period               21,307       19,064
                                                          --------      -------

Cash and Cash Equivalents End of Period                   $ 13,815      $20,124
                                                          ========      =======

Supplemental disclosure of cash flow information:

  Cash paid during the respective periods for:

      Interest                                            $    155      $   321
                                                          ========      =======

      Income taxes                                        $  7,730      $ 4,586
                                                          ========      =======


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

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)
                                   -----------



1.   Basis of Presentation
     ---------------------

     In the opinion of management, these consolidated condensed financial statements contain all normal recurring adjustments for fair presentation. The results of operations for the quarter ended April 27, 1996, are not necessarily an indication of the results expected for the full year.

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


2.   Short-term Investments
     ----------------------

     As of April 27, 1996, the Company held investments in the following held-to-maturity securities:

                                                Fair
                                     Cost    Market Value      Maturity
                                     ----    ------------      --------
                                            (in thousands)
Debt securities issued
by the US Government                $2,000      $1,996       within 1 year

Debt securities issued
by states of the US                  1,000       1,000       within 1 year

Corporate debt
securities                           5,170       5,151       within 1 year
                                    ------      ------

                                    $8,170      $8,147
                                    ======      ======

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)
                                   -----------

3.   Inventories
     -----------

     Inventories are stated at the lower of cost, first-in, first-out (FIFO) or market and consist of the following:


                                                    April 27,     October 28,
                                                      1996            1995
                                                    --------      -----------
                                                         (In thousands)


Raw Materials                                        $ 8,294        $ 6,318
Work-in-process                                        8,900          6,986
                                                     -------        -------

Total                                                $17,194        $13,304
                                                     =======        =======




4.   Significant Customers
     ---------------------

        One customer accounted for 13% of net sales for the quarter ended April 27, 1996. For the quarter ended April 29, 1995, there were no customers who accounted for more than 10% of net sales.


5.   Environmental Matters
     ---------------------

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

     The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated. The cost estimates relating to future environmental clean-up are subject to numerous variables, the effects of which can be difficult to measure, including the stage of the environmental investigations, the nature of potential remedies, possible joint and several liability, the magnitude of possible contamination, the difficulty of determining future liability, the time over which remediation might occur, and the possible effects of changing laws and regulations. The total reserve for environmental matters currently identified by the Company amounted to $9.5 million and $8.2 million at April 27, 1996 and October 28, 1995, respectively. The current portion of these costs as of April 27, 1996 and October 28, 1995, amounted to approximately $900,000, and is included in "Accounts Payable and Accrued Expenses." The long-term portion of these costs amounted to approximately $8.6 million and $7.3 million as of April 27, 1996 and October 28, 1995, respectively, and is reported under the caption "Long-Term Liabilities." Based upon its assessment at the current time, management estimates the cost of ultimate disposition of the above known environmental matters to range form approximately $7.0 million to $12.0 million, and is expected to be spread over a number of years. Management believes the ultimate disposition of the above known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

     The Company is one of thirty-three entities which have been named as potentially responsible parties in a lawsuit pending in the federal district court of New Hampshire concerning environmental conditions at the Auburn Road, Londonderry, New Hampshire landfill site. Local, state and federal entities and certain other parties to the litigation seek contribution for past costs, totaling approximately $20 million, allegedly incurred to assess and remediate the Auburn Road site. In April, 1996, the EPA published for comment, and recommended for approval, a proposal to change the remedy at the Auburn Road site from active groundwater remediation to future monitoring. Other parties to the lawsuit also allege that future monitoring will be required. The Company is contesting liability, but is participating in mediation with twenty-seven other parties in an

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)
                                   -----------

5.   Environmental Matters (Continued)
     ---------------------------------

effort to resolve the lawsuit. Management believes that the ultimate disposition of this lawsuit will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company.

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

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                ------------------------------------------------

     Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report including, without limitation "Environmental Matters" are forward-looking statements that involve risks and uncertainties. Any forward-looking statements should be considered in light of the factors described below under "Factors That May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements.

Results of Operations
- ---------------------
Second Quarter
- --------------

     Net sales for the second quarter of 1996 increased 30.2% over the same period in 1995. The change was due to an 11.1% increase in the volume of production and shipments, and a shift in product mix to higher layer, higher density printed circuits, as compared to the second quarter last year. Average pricing per unit increased 5.4% for the second quarter of 1996 over the second quarter of 1995. Sales of backplane and other electronic assemblies increased to 14% of the Company's net revenues for the quarter ended April 27, 1996, versus 6% for the same period last year. The Company believes that excess capacity may exist in the printed circuit and electronic assembly industries, as well as fluctuating growth rates in the electronics industry as a whole. Both factors could have an adverse impact on future orders and pricing.

     The gross profit margin increased from 24.0% in the second quarter of 1995 to 24.8% in the second quarter of 1996. The increase is a direct result of higher volume of shipments, and an increase in the technology level of product mix. The Company believes that the potential exists for a shortage of materials in the industry, which could have an adverse impact on future unit costs.

    Selling, general and administrative (SG&A) expenses, as a percent of net sales, decreased to 10.4% in the second quarter of 1996 as compared to 11.7% in the second quarter of 1995 due to increased revenue. SG&A expenses increased from $7.9 million in the second quarter of 1995 to $9.2 million in the second quarter of 1996, as a result of increased variable costs directly attributable to increased net sales. Included in SG&A expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During the second quarter of 1996 and 1995, the Company made, and charged to SG&A expenses, actual payments of approximately $311,000 and $242,000, respectively, for environmental matters. In the second quarter of 1996 and 1995, the Company also accrued and charged to SG&A expenses approximately $569,000 and $922,000, respectively, as cost estimates relating to known environmental matters. To the extent and in amounts Hadco believes circumstances warrant, it will continue to accrue and charge to SG&A expenses cost estimates relating to environmental matters. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

     Interest income decreased in the second quarter of 1996 as compared to the second quarter of 1995 due to lower average cash balances available for investing.

     Interest expense decreased in the second quarter of 1996 as compared to the second quarter of 1995 due to a decrease in outstanding debt.


Year-to-Date
- ------------

     Net sales for the first half of 1996 increased 32.2% above the same period in 1995. The increase is the result of a 13.9% higher volume of production and shipments and an increase in the technology level of product mix from the same period last year. The increase in net sales was affected by a 7.9% increase in average pricing. Sales of backplanes and other electronic assemblies increased to 12% of the Company's net revenues for the first half of 1996 versus 6% for the same period last year.

     The gross profit margin increased 22.1% to 25.1% for the first half of 1995 and 1996, respectively. The increase is a direct result of higher volume of shipments, an increase in the technology level of product mix and improvements in operating efficiencies.

     SG&A expenses decreased as a percent of net sales, from 11.6% to 10.4% for the first half of 1995 and 1996, respectively. This resulted from increased revenue. The SG&A expenses increased from $14.4 million to $17.1 million for the first half of 1995 and 1996, respectively, as a result of increased variable costs directly attributable to increased revenue. Included in SG&A expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During the first half of 1996 and 1995, the Company made, and charged to SG&A expenses, actual payments of approximately $525,000 and $586,000, respectively, for environmental matters. In the first half of 1996 and 1995, the Company also accrued and charged to SG&A cost estimates approximately $1,255,00 and $1,227,000, respectively, as cost estimates relating to know environmental matters.

     Interest income decreased in the first half of 1996 as compared to the same period in 1995 due to lower cash balances available for investing.

     Interest expense decreased in the first half of 1996 as compared to the second quarter of 1995 due to a decrease in outstanding debt.

Income Taxes
- ------------

     In accordance with generally accepted accounting principles, the Company has provided for income taxes in the second quarter at its estimated annual effective rate. The Company presently anticipates that the effective annual rate of income taxes for 1996 will be 39.0%, which is less than the current combined federal and state statutory rates. This difference is caused by tax advantaged investment income, the tax benefit of a Foreign Sales Corporation (FSC), and various state investment tax credits. The effective tax rate for 1996 is based on current tax laws.

Liquidity and Capital Resources
- -------------------------------

     At April 27, 1996, the Company's working capital was $38.5 million, including cash, cash equivalents and held-to-maturity securities of $21.9 million, as compared to working capital of $41.0 million, including cash, cash equivalents and held-to-maturity securities of $36.5 million, at October 28, 1995.

     At April 27, 1996, the following lines of credit were available to the
Company:



                                                            (in thousands)
                                                             ------------

Leasing Line of Credit                                          $ 4,520
Revolving/Term Lines of Credit                                   25,000
                                                                -------

Total Credit Available                                          $26,020
                                                                =======


     The Company believes that the available cash balances, together with cash flow from operations, will be sufficient to meet the Company's cash requirements through its fiscal year ending October 26, 1996.

Factors That May Affect Future Results
- --------------------------------------

     The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

     Variability of Customer Requirements; Nature and Extent of Customer Commitments on Orders. The level and timing of orders placed by the Company's customers vary due to customer attempts to manage inventory, changes in the customers' manufacturing strategies and variation in demand for customer products due to, among other things, technological change, introduction of new products, product life cycles, competitive conditions or general economic conditions. The Company generally does not obtain long-term purchase orders or commitments. A certain portion of the Company's backlog may be subject to cancellation or postponement without significant penalty or without any penalty.

Competition. The domestic market for printed circuits is highly competitive and fragmented. The Company believes its major competitors are larger independent producers and captive producers world-wide, which also manufactures multilayer, high density printed circuits and provide backplane and other electronic assemblies. During periods of recession in the electronic industry, and other periods when excess capacity exists, electronic equipment manufacturers become more price sensitive, which could have a material adverse impact on pricing. In addition, the Company's competitors may seek orders in the open market to fill excess capacity, thereby increasing price competition.

     Process Technology and Risk of Process Failure. The Company's success depends in part on its proprietary techniques and manufacturing expertise, particularly in the area of the multilayer, high density circuit boards. At this time, the Company has no patents for these proprietary techniques and chooses to rely on trade secret protection. In addition, the introduction of new manufacturing processes are subject to failure. The loss of revenue and earnings to the Company from such a failure could have a material adverse effect on its results of operations.

     Dependence on Electronics Industry. The Company's customers include
OEMs and contract manufacturers of data communications and telecommunications equipment, instrumentation and industrial equipment, and computers and peripheral business systems. These industry segments, as well as the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing printed circuit boards manufactured by the Company could have a material adverse effect on the Company. The electronics industry is subject to economic cycles and has experienced and is likely in the future to experience recessionary periods. Pricing pressures, a general recession or any other event leading to excess capacity or a downturn in the electronics industry likely would result in intensified price competition, reduced gross margins and a decrease in unit volume, which could have a material adverse effect on the Company.

     Environmental Compliance. The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. A failure by the Company to comply with present and future regulations could subject it to future liabilities or the suspension of production. Such regulations could also restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. The Company may also from time to time be subject to lawsuits with respect to environmental matters. The extent of the Company's liability under any such suit is indeterminable and may, in certain circumstances, have a material adverse effect on the Company.


        Possible Volatility of Market Price of Common Stock. The trading price of the common stock is subject to significant fluctuations in response to variations in quarterly operating results, general conditions in the electronics industry and other factors. In addition, the stock market is subject to price and volume fluctuations which affect the market price for many high technology companies in particular, and which often are unrelated to operating performance.

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of stockholders of Hadco Corporation was held on February 28, 1996.

     (b)  No information provided due to inapplicability of item.

     (c) A vote was proposed to (1) fix the number of directors at nine and to elect a Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified; (2) ratify the selection of Arthur Andersen LLP as auditors for the fiscal year ending October 26, 1996; (3) approve an amendment to the Corporation's Restated Articles of Organization to increase the authorized shares from 25,000,000 to 100,000,000 (the requisite number of votes to pass this proposal was not obtained) and (4) approve the Hadco Corporation Nonqualified Stock Option Plan of November 29, 1995.

          The voting results are as follows:


                                         Votes      Votes      Votes       Votes      Broker
                                          For      Against   Withheld    Abstained   Non-Votes

          (1)   Horace H. Irvine II    8,081,800        N/A     1,137,265        N/A            -
                Patrick Sweeney        8,081,250        N/A     1,137,815        N/A            -
                Andrew E. Lietz        8,081,850        N/A     1,137,215        N/A            -
                John O. Irvine         8,081,050        N/A     1,138,015        N/A            -
                J. Stanley Hill        8,078,900        N/A     1,140,165        N/A            -
                Oliver O. Ward         8,080,850        N/A     1,138,215        N/A            -
                Lawrence Coolidge      8,081,750        N/A     1,137,315        N/A            -
                Mikael Salovaara       8,079,950        N/A     1,139,115        N/A            -
                John F. Smith          8,081,250        N/A     1,137,815        N/A            -

          (2)   Arthur Andersen LLP    8,956,145     28,130           N/A    234,790            -

          (3)   Restated Articles of
                Organization           4,600,668  4,380,792           N/A    237,605            -

          (4)   Stock Option Plan of
                November 29, 1995      4,484,931  3,215,327           N/A    270,824    1,247,983



      (d)     No information provided due to inapplicability of item.

Item 6.       Exhibits and reports on Form 8-K

      (a)     Exhibits

      10.1 Amendment to lease dated March 1, 1992 between Registrant and Equity Property Associates I.

      10.2 Lease dated November 1, 1995 between Registrant and Equity Property Associates I.

      10.3 Lease dated November 1, 1995 between Registrant and Equity Property Associates I.

      10.4 Amendment to lease dated March 1, 1992 between Registrant and Equity Property Associates I.

      27      Financial Data Schedule


      (b)     Reports on Form 8-k

              There were no reports on Form 8-k filed for the quarter ended April 27, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Hadco Corporation

                                        /s/ Timothy P. Losik

Date: June 03, 1996                     By: Timothy P. Losik
                                            Chief Financial Officer,
                                            Vice President