Form 10-Q
period 1996-07-27
HADCO CORP
filed 1996-09-06
CIK 729533

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)
    /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 27, 1996

                                       or

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from ___________ to ___________



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

Registrant had 10,367,793 shares of Common Stock, $0.05 Par Value, outstanding at September 3, 1996.

                       HADCO CORPORATION AND SUBSIDIARIES

                                      INDEX



Part I.                                                                 Page

      Financial Information:

      Consolidated Condensed Balance Sheets as of July 27, 1996
       and October 28, 1995 ........................................      3

      Consolidated Condensed Statements of Income for the Quarters
       ended July 27, 1996 and July 29, 1995, and nine months ended
       July 27, 1996 and July 29, 1995, respectively ...............      4

      Consolidated Condensed Statements of Cash Flows for the nine
       months ended July 27, 1996 and July 29, 1995, respectively ..      5

      Notes to Consolidated Condensed Financial Statements .........      6

      Management's Discussion and Analysis of Results of Operations
       and Financial Condition .....................................     11


Part II.

      Other Information ............................................     16

      Signatures ...................................................     17

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                        (In thousands, except share data)

                                     ASSETS
                                     ------

                                                           July 27,    October 28,
                                                            1996          1995
                                                          --------      --------
                                                         (unaudited)
Current Assets:
 Cash and cash equivalents                                $ 26,926      $ 21,307
 Short-term investments                                      5,632        15,167
 Accounts receivable, net of allowance for
  doubtful accounts of $898,000 in 1996 and
  $850,000 in 1995, respectively                            40,087        35,797
 Inventories                                                17,190        13,304
 Prepaid expenses                                            7,931         7,984
                                                          --------      --------
      Total Current Assets                                  97,766        93,559
                                                          --------      --------

Property, Plant and Equipment, at cost                     223,288       183,760
 Less - Accumulated depreciation and amortization          127,155       116,068
                                                          --------      --------
                                                            96,133        67,692
                                                          --------      --------
Other Assets                                                 2,319         1,740
                                                          --------      --------
                                                          $196,218      $162,991
                                                          ========      ========



                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
                    ----------------------------------------

Current Liabilities:
 Current maturities of long-term debt
  and capital lease obligations                           $  1,587      $  2,143
 Accounts payable and accrued expenses                      38,628        34,342
 Accrued Payroll and related expenses                       16,185        16,031
                                                          --------      --------
      Total Current Liabilities                             56,400        52,516
                                                          --------      --------
Long-Term Debt and Capital Lease Obligations                 1,152         2,387
                                                          --------      --------
Long-Term Liabilities (Note 5)                               9,019         7,314
                                                          --------      --------
Stockholders' Investment:
      Common stock, $.05 par value -
       Authorized 25,000,000 shares
       Issued and outstanding 10,365,898
        in 1996 and 9,903,236 in 1995                          519           497
Paid-in Capital                                             30,721        25,077
Deferred Compensation Resulting from the
 Granting of Non-qualified Stock Options                      (280)         (407)
Retained Earnings                                           98,687        75,607
                                                          --------      --------
  Total Stockholders' Investment                           129,647       100,774
                                                          --------      --------
                                                          $196,218      $162,991
                                                          ========      ========


                   The accompanying notes are an integral part
              of these consolidated condensed financial statements

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   -------------------------------------------
                                    unaudited
                        (In thousands, except share data)

                                           Quarter Ended           Nine Months Ended
                                     ------------------------  ------------------------
                                       July 27,    July 29,     July 27,     July 29,
                                         1996        1995         1996         1995
                                     -----------  -----------  -----------  -----------


Net Sales                            $    88,225  $    67,752  $   252,799  $   192,214

Cost of Sales                             66,774       50,212      189,975      147,121
                                     -----------  -----------  -----------  -----------

    Gross Profit                          21,451       17,540       62,824       45,093

Selling, General and
 Administrative Expenses                   8,541        7,719       25,682       22,160
                                     -----------  -----------  -----------  -----------

    Income from Operations                12,910        9,821       37,142       22,933

Interest Income                              276          481          959        1,186

Interest Expense                             (82)        (134)        (270)        (403)
                                     -----------  -----------  -----------  -----------

    Income Before Provision for
     Income Taxes                         13,104       10,168       37,831       23,716

Provision for Income Taxes                 5,110        4,016       14,752        9,368
                                     -----------  -----------  -----------  -----------

    Net Income                       $     7,994  $     6,152  $    23,079  $    14,348
                                     ===========  ===========  ===========  ===========

Net Income Per Common and
 Common Equivalent Share             $       .72  $       .56  $      2.08  $      1.34
                                     ===========  ===========  ===========  ===========


Weighted Average Common and Common
 Equivalent Shares Outstanding        11,100,474   11,034,118   11,111,441   10,716,761
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

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                    unaudited
                                    ---------
                                 (In thousands)


                                                                Nine Months Ended
                                                             -------------------------
                                                              July 27,        July 29,
                                                                1996           1995
                                                             ---------       ---------


Total Cash Provided From Operations                          $  34,012       $  26,759
                                                             ---------       ---------
Cash Flows From Investing Activities:
  Net sales (purchases) of short-term investments                9,535          (4,222)
  Purchases of property, plant and equipment                   (42,066)        (17,294)
  Proceeds from sale of property, plant and
   equipment                                                       255             299
                                                             ---------       ---------
Cash Used In Investing Activities                              (32,276)        (21,217)
                                                             ---------       ---------
Cash Flows From Financing Activities:
  Principal payments under capital lease obligations            (1,722)         (1,972)
  Principal payments of long-term debt                             (69)         (2,069)
  Proceeds from issuance of common stock                         5,674           2,210
  Purchase and retirement of common stock                            -          (1,018)
                                                             ---------       ---------
Cash used in Financing Activities                                3,883          (2,849)
                                                             ---------       ---------

Increase in Cash and Cash Equivalents                            5,619           2,693

Cash and Cash Equivalents Beginning of Period                   21,307          19,064
                                                             ---------       ---------
Cash and Cash Equivalents End of Period                      $  26,926       $  21,757
                                                             =========       =========
Supplemental disclosure of cash flow information:

  Cash paid during the respective periods for:

     Interest                                                $     207       $     450
                                                             =========       =========

     Income taxes                                            $   8,312       $   8,701
                                                             =========       =========



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

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)
                                   -----------



1.  Basis of Presentation
    ---------------------

     In the opinion of management, these consolidated condensed financial statements contain all normal recurring adjustments for fair presentation. The results of operations for the quarter ended July 27, 1996, are not necessarily an indication of the results expected for the full year.

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


2.  Short-term Investments
    ----------------------

     As of July 27, 1996, the Company held investments in the following held-to-maturity securities:
                                              Fair
                                 Cost     Market Value       Maturity
                                 ----     ------------       --------
                                         (in thousands)

Debt securities issued
by the US Government           $ 1,000      $   997        within 1 year

Debt securities issued
by states of the US              1,500        1,500        within 1 year

Corporate debt
securities                       3,132        3,083        within 1 year
                               -------      -------

                               $ 5,632      $ 5,580
                               =======      =======


                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)
                                   -----------

3.  Inventories
    -----------

    Inventories are stated at the lower of cost, first-in, first-out (FIFO) or market and consist of the following:

                                           July 27,           October 28,
                                            1996                 1995
                                           -------            ----------
                                                 (In thousands)

     Raw Materials                         $ 9,333              $ 6,318
     Work-in-process                         7,857                6,986
                                           -------              -------
     Total                                 $17,190              $13,304
                                           =======              =======





4.  Significant Customers
    ---------------------

    One customer accounted for 15%, and another customer accounted for 10% of net sales for the quarter ended July 27, 1996. For the quarter ended July 29, 1995, there were no customers who accounted for more than 10% of net sales.


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

   The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated. The cost estimates relating to future environmental clean-up are subject to numerous variables, the effects of which can be difficult to measure, including the stage of the environmental investigations, the nature of potential remedies, possible joint and several liability, the magnitude of possible contamination, the difficulty of determining future liability, the time over which remediation might occur, and the possible effects of changing laws and regulations. The total reserve for environmental matters currently identified by the Company amounted to $9.9 million and $8.2 million at July 27, 1996 and October 28, 1995, respectively. The current portion of these costs as of July 27, 1996 and October 28, 1995, amounted to approximately $900,000, and is included in "Accounts Payable and Accrued Expenses." The long-term portion of these costs amounted to approximately $9.0 million and $7.3 million as of July 27, 1996 and October 28, 1995, respectively, and is reported under the caption "Long-term Liabilities." Based upon its assessment at the current time, management estimates the cost of ultimate disposition of the above known environmental matters to range from approximately $7.0 million to $12.0 million, and is expected to be spread over a number of years. Management believes the ultimate disposition of the above known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

    The Company is one of thirty-three entities which have been named as potentially responsible parties in a lawsuit pending in the federal district court of New Hampshire concerning environmental conditions at the Auburn Road, Londonderry, New Hampshire landfill site. Local, state and federal entities and certain other parties to the litigation seek contribution for past costs, totaling approximately $20 million, allegedly incurred to assess and remediate the Auburn Road site. In April, 1996, the EPA published for comment, and recommended for approval, a proposal to change the remedy at the Auburn Road site from active groundwater remediation to future monitoring. Other parties to the lawsuit also allege that future monitoring will be required. The Company is contesting liability, but is participating in mediation with twenty-seven other parties in an effort to resolve the lawsuit.

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

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                ------------------------------------------------

     Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report including, without limitation, "Environmental Matters," are forward-looking statements that involve risks and uncertainties. Any forward-looking statements should be considered in light of the factors described below under "Factors That May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this quarterly report, the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward looking statements.

Results of Operations
- ---------------------
Third Quarter
- -------------

     Net sales for the third quarter of 1996 increased 30.2% over the same period in 1995. The change was due to a 13.8% increase in the volume of production and shipments, and a shift in product mix to higher layer, higher density printed circuits, as compared to the third quarter last year. Average pricing per unit increased 4.7% for the third quarter of 1996 over the third quarter of 1995. Sales of backplane and other electronic assemblies increased to 19% of the Company's net revenues for the quarter ended July 27, 1996, versus 7% for the same period last year. The Company believes that excess capacity may exist in the printed circuit and electronic assembly industries, as well as fluctuating growth rates in the electronics industry as a whole. Both factors could have an adverse impact on future orders and pricing.

    The gross profit margin decreased from 25.9% in the third quarter of 1995 to 24.3% in the third quarter of 1996. The decrease is a result of higher costs due to the implementation of new production processes, and the increase in the volume of shipments for backplane and other electronic assemblies which have lower gross margins than printed circuit sales.

    Selling, general and administrative (SG&A) expenses, as a percent of net sales, decreased to 9.7% in the third quarter of 1996 as compared to 11.4% in the third quarter of 1995 due to increased revenue. SG&A expenses increased from $7.7 million in the third quarter of 1995 to $8.5 million in the third quarter of 1996, as a result of increased variable costs directly attributable to increased net sales. Included in SG&A expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During the third quarter of 1996 and 1995, the Company made, and charged to SG&A expenses, actual payments of approximately $149,000 and $391,000, respectively, for environmental matters. In the third quarter of 1996 and 1995, the Company also accrued and charged to SG&A expenses approximately $451,000 and $689,000, respectively, as cost estimates relating to known environmental matters. To the extent and in amounts Hadco believes circumstances warrant, it will continue to accrue and charge to SG&A expenses cost estimates relating to environmental matters. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

     Interest income decreased in the third quarter of 1996 as compared to the third quarter of 1995 due to lower average cash balances available for investing.

     Interest expense decreased in the third quarter of 1996 as compared to the third quarter of 1995 due to a decrease in outstanding debt.

Year-to-Date
- ------------

     Net sales for the first nine months of 1996 increased 31.5% above the same period in 1995. The increase is the result of a 14% higher volume of production and shipments and an increase in the technology level of product mix from the same period last year. The increase in net sales was affected by a 7.0% increase in average pricing. Sales of backplanes and other electronic assemblies increased to 15% of the Company's net revenues for the first nine months of 1996 versus 6% for the same period last year.

    The gross profit margin increased from 23.5% to 24.9% from the first nine months of 1995 to the first nine months of 1996. The increase is a direct result of higher volume of shipments, an increase in the technology level of product mix, and an increase in average pricing.

    SG&A expenses decreased as a percent of net sales, from 11.5% to 10.2% from the first nine months of 1995 to the first nine months of 1996. This resulted from increased revenue. The SG&A expenses increased from $22.2 million for the first nine months of 1995 to $25.7 million for the first nine months of 1996, as a result of increased variable costs directly attributable to increased net sales. Included in SG&A expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During the first nine months of 1996 and 1995, the Company made, and charged to SG&A expenses, actual payments of approximately $674,000 and $978,000, respectively, for environmental matters. In the first nine months of 1996 and 1995, the Company also accrued and charged to SG&A cost estimates approximately $1,335,000 and $1,706,000, respectively, as cost estimates relating to know environmental matters.

   Interest income decreased in the first nine months of 1996 as compared to the same period in 1995 due to lower yields on investments.

    Interest expense decreased in the first nine months of 1996 as compared to the third quarter of 1995 due to a decrease in outstanding debt.

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

Liquidity and Capital Resources
- -------------------------------

    At July 27, 1996, the Company's working capital was $41.7 million, including cash, cash equivalents and held-to-maturity securities of $32.6 million, as compared to working capital of $41.0 million, including cash, cash equivalents and held-to-maturity securities of $36.5 million, at October 28, 1995.

    On July 10, 1996, the Company executed an unsecured Revolving Credit
Agreement with a bank. The agreement provides for up to $15,000,000 in revolving credit until June 30, 1997. During this period the Company can designate the rate of interest at either the Eurodollar Rate plus 60 basis points (0.60%) or the banks's Base Rate. As of July 27, 1996 no amounts were outstanding under this line of credit.

                                                  (in thousands)
                                                  --------------

          Leasing Line of Credit                      $ 4,661
          Revolving Line of Credit                     15,000
                                                      -------

          Total Credit Available                      $19,661
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

    Possible Volatility of Market Price of Common Stock. The trading price of the common stock is subject to significant fluctuations in response to variations in quarterly operating results, general conditions in the electronics industry and other factors. In addition, the stock market is subject to price and volume fluctuations which affect the market price for many high technology companies in particular, and which can be unrelated to operating performance.

                           PART II - OTHER INFORMATION





Item 6.   Exhibits and reports on Form 8-K

(a)  Exhibits

     10.1 Revolving Credit Agreement dated July 10, 1996 between Registrant and The First National Bank of Boston.

     27   Financial Data Schedule

(b) Reports on Form 8-k

          There were no reports on Form 8-k filed for the quarter ended July 27, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Hadco Corporation

Date: September 03, 1996                 By: /s/ Timothy P. Losik
                                             -------------------------------
                                             Timothy P. Losik
                                             Chief Financial Officer,
                                             Vice President