Form 10-K405
period 1996-10-26
HADCO CORP
filed 1997-01-10
CIK 729533

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended October 26, 1996

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

                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $439,028,735 based on the price of the last reported sale on the over-the-counter National Market System on December 20, 1996 as reported by NASDAQ.

     As of December 20, 1996, there were 10,420,733 shares of Common Stock, $.05 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended October 26, 1996. Portions of such proxy statement are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. Hadco Corporation makes such forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 7 under "Factors That May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward looking statements.

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

INDUSTRY OVERVIEW

     HADCO's business is the provision of electronic interconnect solutions, primarily printed circuits and backplane assemblies. Printed circuits are the base used to interconnect the microprocessors, integrated circuits, capacitors, resistors, and other components critical to the operation of electronic equipment. Printed circuits are generally made of rigid fiberglass, rigid paper or thin flexible plastic. The Company manufactures primarily rigid fiberglass printed circuits. Backplanes ("value added assemblies") are printed circuits on which connectors are mounted to receive and interconnect printed circuits, integrated circuits and other electronic components.

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

     The increased technology requirements and high cost of development and advancement within the printed circuit industry have created a trend toward turning the OEM away from internal circuit board production, and towards independent board producers that can effectively manage the high cost of printed circuit development and advancement. Based on industry sources, the domestic market for all printed circuits in 1996 was approximately $7.4 billion. Industry analysts estimate that in 1996, approximately 86% of the domestic printed circuit market was served by independent manufacturers such as HADCO, with the remaining 14% being served by captive manufacturing facilities operated by certain OEMs.

DEFINITION OF PRODUCTS AND SERVICES

     The Company provides products and services to meet the multilayer and high density needs of its customers. In fiscal 1996, approximately 79% of the Company's printed circuit net sales were for high density products with two or three conductive tracks between plated through-holes with centers 100 mils apart, as compared to 67% in 1995 and 63% in 1994. Net sales of multilayer, as opposed to double sided, printed circuits accounted for 97%, 94%, and 93% of the Company's printed circuit net sales in fiscal 1996, 1995 and 1994, respectively.

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

     The Company offers solutions to support customer needs in the prototyping product development stage or small volume production through its Tech Center facilities in New Hampshire and California. Prototype development at these facilities has included: embedded discrete components, multilayer boards of up to 38 layers, Multichip Modules (MCM-L), Single Chip Carriers (SCC), planar magnetics, advanced surface finishes and various high performance substrates, which support the high frequency microwave market. The Tech Centers also support new attachment strategies such as Tape Automated Bonding (TAB), Chip-on-Board
(COB), Flip Chip and Direct Chip Attach (DCA). In combining the design of a printed circuit with manufacturing of the prototype, HADCO has reduced the length of design/manufacture cycle. By working with customers at the design and prototype stage, management believes that the Company has a greater likelihood of securing a preferred vendor status when customers begin commercial manufacturing of new products.

     The Company operates two facilities, located in New York and New Hampshire, designed to support medium and high volume printed circuit production. Customers often demand a quick transition from prototype to volume production. Creating an effective product development transition from prototype to volume production is a difficult challenge in today's market. While many competitors can supply prototypes, as HADCO does through its Tech Centers, relatively few independent manufacturers can provide complex multilayer printed circuits in the volume that HADCO's larger facilities can provide. During 1996, the Tech Centers effectively transitioned chip attachment technologies such as Ball Grid Array (BGA) and other technologies including Multichip Modules (MCM-L) and single Chip Carriers
(SCC) to volume production. At the same time, volume manufacturing expanded production space in Derry, N.H. by 34,000 square feet and in Owego, N.Y. by 16,000 square feet, in order to accommodate higher capacities, broader product offerings and higher layer count.

     The Value Added Manufacturing division of HADCO directly supports customers in the backplane, card cage, and sub-system assembly markets. During 1996, the Value Added Manufacturing division expanded production space from 40,000 to 60,000 square feet, and added two additional SMT lines, in-circuit tester capability, and numerous pieces of assembly equipment in order to meet rapidly growing customer requirements. The Company believes that its Value Added Manufacturing division provides its customers with a strategic advantage by offering fully integrated, high quality manufacturing services from prototype, printed circuit production to backplane assembly.

MARKETS AND MARKETING

     The Company's strategy is to broaden and diversify the market it serves. The Company supplies printed circuits and value added assemblies to a diverse customer base in the computer, telecommunications, instrumentation, including medical and industrial automation, and automotive industries. Contract assembly, referenced in the table below, represents a segment which may encompass several different industries. Within the computer segment, the Company's customers include leaders in the notebook, advanced peripheral devices and workstation markets as well as leaders in the minicomputer, mainframe and networking markets.

     The following table shows, for the periods indicated, the Company's printed circuit and value added assembly net sales and percentage of its net sales to the principal end-user markets it serves. Net sales of printed circuits accounted for 94%, 93% and 83% of total Company net sales during fiscal 1994, 1995 and 1996, respectively; the remaining 6%, 7% and 17%, respectively, were net sales of value added assembly.

                                                                YEAR ENDED
                                          ---------------------------------------------------------
                                            OCTOBER 29,          OCTOBER 28,          OCTOBER 26,
                MARKETS                        1994                 1995                 1996
                -------                   ---------------      ---------------      ---------------
                                                           (DOLLARS IN MILLIONS)
Computer...............................   $ 92.5      42%      $112.2      42%      $133.3      38%
Telecommunications.....................     66.0      30         69.6      26         84.5      24
Automotive.............................      0.6      --          3.7       1          1.6       1
Instrumentation/Industrial Automation..     19.2       9         27.9      11         14.5       4
Contract Assembly......................     38.4      18         49.0      19        100.3      28
Other..................................      4.9       1          2.8       1         16.0       5
                                          ------     ---       ------     ---       ------     ---
Total Net Sales........................   $221.6     100%      $265.2     100%      $350.7     100%
                                          ======     ===       ======     ===       ======     ===

     The Company's high percentage of net sales to the computer industry reflects the fact that dense multilayer printed circuits are routinely used in products such as computer workstations, computer peripheral equipment and networking equipment such as servers, hubs and routers. Consumer products generally incorporate low-density double-sided boards. The Company does not manufacture printed circuits of this type.

     HADCO has an Advanced Packaging Development Group, whose purpose is to identify, develop and market new technologies that are highly beneficial to our customers and position HADCO as a unique source for these solutions. Process design changes and refinements required for volume production are identified and implemented prior to production of the orders. Many times this development is done with customers and alliance partners to ensure accurate and timely results. The group focuses on the continued densification of electronic packaging, as well as the evaluation of new high performance materials. When appropriate, the group has coordinated the acquisition of technology licenses, and filed patent disclosures and applications, as well as registered Company trademarks. The group also assists in marketing efforts by hosting the Regional Technology Symposiums, which present HADCO technical capabilities and industry technical trends to customers.

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

     The Company markets its products through its own sales and marketing organization and independent manufacturers' representatives. As of October 26, 1996, the Company employed 91 sales and marketing employees, of which 36 are direct sales representatives at 8 locations. The Company is also represented by 14 independent manufacturers' representatives at 22 locations in North America, Europe, Mexico, Asia, Australia and the Middle East. Regional direct sales offices are located in the states of California, Georgia, Minnesota, New Hampshire, Pennsylvania, Arizona and Texas, and the Province of Ontario, Canada. The Company's marketing organization consists of a vice president in charge of sales and marketing, 9 regional sales managers, a support staff of sales engineers and technical service personnel responsible for technical liaison and problem solving, development of product and market opportunities, market research and marketing communications.

     The Company currently exports a small percentage of its products.

CUSTOMERS

     The Company supplied more than 410 customers during fiscal 1996, and 382 customers in fiscal 1995. The Company attempts to market its products to customers who currently have or have the potential to obtain significant market shares in their respective industries. The following list sets forth the Company's largest customers during fiscal 1996:

     Avex Electronics Inc.                  RSP Manufacturing Corp.
     Intel Corporation                      SCI Systems, Inc.
     Jabil Circuits Inc.                    Solectron Corporation
     Lucent Technologies, Inc.              Storage Technology Corp.
     Northern Telecom, Inc.                 Sun Microsystems, Inc.

     During fiscal 1996, 1995 and 1994, no customer accounted for more than 15%, 7% and 7%, respectively, of HADCO's consolidated net sales. The Company's five largest customers accounted for 33%, 28% and 28% of HADCO's consolidated net sales during fiscal 1996, 1995 and 1994, respectively. In 1996 only one customer, Sun MicroSystems, Inc., accounted for more than 10% of HADCO's consolidated net sales.

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

     The need for high volume production of dense multilayer and double-sided printed circuits has transformed HADCO's segment of the electrical interconnect industry into one that increasingly requires complex manufacturing processes, necessitating high levels of capital investment and high technology materials, production processes and product design capabilities. The Company has invested in the production technology to manufacture large volumes of dense multilayer printed circuits utilizing surface mount technology. The Company employs numerous advanced manufacturing techniques and systems which include: Computer Aided Manufacturing (CAM) systems, Computer Integrated Manufacturing (CIM) systems, computer controlled drilling and routing, dry-film imaging, multi-purpose metals plating, high volume surface coating, dual access electrical testing, automated optical inspection, high volume photoimageable solder mask processing, and computer controlled high volume lamination systems. These techniques enable HADCO to manufacture complex printed circuits of consistent quality in high volume on a timely basis. All of the Company's production facilities are ISO9002 certified.

SUPPLIER RELATIONSHIPS

     Historically, the majority of raw materials used in the manufacture of the Company's products have been readily available. However, as product changes increase the industry's use of new laminate materials, and drive up average layer count, the potential for shortages in the supply of laminates, multilayer blanks, and other materials increases. To date, material shortages or price fluctuations have not had a materially adverse effect on the Company, but there can be no assurance that material shortages or price fluctuations will not have a material adverse effect on the Company in the future.

     The Company works extensively with its suppliers to develop Just-in-Time supply systems which reduce inventory carrying costs. The Company also maintains a Supplier Certification Program which evaluates potential vendors on the basis of quality, on-time delivery, cost, technical capability and potential technical advancement and other factors. Certification is based on both actual performance and audits of vendors' manufacturing sites. Key suppliers are reviewed quarterly to preserve strong relationships with these suppliers and have regular dialogue on quality, cost and technical advancement issues. Many suppliers attend the Company Supplier Symposium, where goals and objectives for the Company are shared with vendors.

COMPETITION

     The domestic market for printed circuits is highly competitive and fragmented. HADCO believes its major competitors are the larger independent producers and captive producers world-wide, which also manufacture multilayer, high density printed circuits. Many of the captives are part of large national or multi-national companies. The major captive printed circuit producers include IBM and other large electronic equipment manufacturers. During periods of recession in the electronics industry, any competitive advantages of the Company in the areas of quick turn-around manufacturing, responsive customer service, and new product offerings may be of reduced importance to electronics OEMs, who may become more price sensitive. In addition, captive interconnect product manufacturers may seek orders in the open market to fill excess capacity, thereby increasing price competition.

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

PRODUCT PROTECTION

     The Company seeks to protect certain proprietary technology and other intangible assets through patents and trademark filings. However, future success of the Company will depend on the continued development of processes and capabilities.

     The Company believes that its accumulated experience with respect to materials and process technology is important to its operation.

BACKLOG

     As of October 26, 1996, the Company's released backlog was $77.7 million, as compared with $70.5 million as of October 28, 1995. The Company anticipates manufacturing and delivering approximately 86% of such backlog during the first quarter of fiscal 1997. The Company's business is not seasonal. Released backlog consists of orders for which artwork has been received, a delivery date has been scheduled and the Company anticipates that it will manufacture and deliver the order. Cancellation and postponement charges, to the extent they exist with respect to backlog, generally vary depending upon the time of cancellation or postponement, and a certain portion of the Company's backlog may be subject to cancellation or postponement without significant penalty or without any penalty. The table below shows the released backlog of the Company in millions of dollars at the end of each of the past five quarters:

        OCTOBER 28,     JANUARY 27,     APRIL 27,     JULY 27,     OCTOBER 26,
           1995            1996           1996          1996          1996
        -----------     -----------     ---------     --------     -----------
                                   (IN MILLIONS)
           $70.5           $89.4          $81.1         $74.7         $77.7
           =====           =====          =====         =====         =====

EMPLOYEES

     The Company believes that its employee relations are excellent. The employees are not represented by a union, and the Company has never experienced any labor problems resulting in a work stoppage. As of October 26, 1996, the Company had 3,005 employees, as compared to 2,346 as of October 28, 1995.

ENVIRONMENTAL

     Waste treatment and disposal are major considerations for printed circuit manufacturers. The Company uses chemicals in the manufacture of its products that are classified by the Environmental Protection Agency (EPA) as hazardous substances. The Company is aware of certain chemicals that exist in the ground at certain of its facilities. The Company has notified various governmental agencies and continues to work with them to monitor and resolve these matters. The Company believes that the resolution of these matters will not have a material adverse effect on the Company. During March 1995, the Company received a Record Of Decision (ROD) from the New York State Department of Environmental Conservation (NYSDEC), regarding soil and groundwater contamination at its Owego, New York facility. Based on a Remedial Investigation and Feasibility Study (RIFS) for apparent on-site contamination at that facility and a Focused Feasibility Study (FFS), each prepared by environmental consultants of the Company, the NYSDEC has approved a remediation program of groundwater withdrawal and treatment and iterative soil flushing. The Company recently executed a Modification of the Order on Consent to implement the approved ROD. The cost, based upon the FFS, to implement this remediation is estimated to be $4.6 million, and is expected to be expended as follows: $260,000 for capital equipment and $4.3 million for operation and maintenance costs which will be incurred and expended over the estimated life of the program of 30 years. NYSDEC has requested that the Company consider taking additional samples from a wetland area near the Company's Owego facility. Analytical reports of earlier sediment samples indicated the presence of certain inorganics. There can be no assurance that the Company and/or other third parties will not be required to conduct additional investigations and remediation at that location, the costs of which are currently indeterminable due to the numerous variables described in the second sentence of the penultimate paragraph of this "Environmental" section.

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

     The Company has commenced the operation of a groundwater extraction system at its Derry, New Hampshire facility to address certain groundwater contamination and groundwater migration control issues. Because of the uncertainty regarding both the quantity of contaminants beneath the building at the site and the long-term effectiveness of the groundwater migration control system the Company has installed, it is not possible to make a reliable estimate of the length of time remedial activity will have to be performed. However, it is anticipated that the groundwater extraction system will be operated for at least 30 years. There can be no assurance that the Company will not be required to conduct additional investigations and remediation relating to the Derry facility. The total costs of such groundwater extraction system and of conducting any additional investigations and remediation relating to the Derry facility are not fully determinable due to the numerous variables described in the penultimate paragraph of this "Environmental" section.

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

     The Company does plan further capital expenditures during fiscal 1997 to further reduce air emissions and reduce waste generation. See discussion under
Item 2, "Properties," concerning the Company's capital expenditures for environmental control facilities. Also see Item 3, "Legal Proceedings," relating to lawsuits regarding environmental matters.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of the executive officers of the Company are listed below, along with their business experience during the past five years.
The officers are elected annually and serve at the discretion of the Board of
Directors:


                                                                       BUSINESS
                                                                   EXPERIENCE DURING
         NAME           AGE            OFFICE                     THE PAST FIVE YEARS
         ----           ---            ------                     -------------------
Horace H. Irvine II...  59    Chairman of the Board      Chairman of the Board since 1966.
Andrew E. Lietz.......  58    President, Chief           President and Chief Executive
                              Executive Officer          Officer since October 1995; Chief
                              and Director               Operating Officer and Vice
                                                         President from July 1991 to
                                                         October 1995; Director since
                                                         February 1993.
Timothy P. Losik......  38    Chief Financial Officer,   Chief Financial Officer, Vice
                              Vice President             President and Treasurer since
                              and Treasurer              March 1994; Controller of the
                                                         Company from June 1992 to March
                                                         1994; Corporate Accounting Manager
                                                         from March 1988 to June 1992.
James R. Griffin......  46    Vice President             Vice President since August 1991.
Kenneth L. Ogle.......  47    Vice President             Vice President since December 1990.
Richard P. Saporito...  43    Vice President             Vice President since December 1991.
James C. Hamilton.....  59    Clerk                      Clerk of the Company since 1966;
                                                         partner in the Boston law firm of
                                                         Berlin, Hamilton & Dahmen, LLP.

SUBSEQUENT EVENT

     In December 1996, the Company entered into an agreement to acquire Zycon Corporation ("Zycon") pursuant to a cash tender offer for all of the outstanding shares of common stock of Zycon for approximately $205,000,000 at $18.00 per share. Zycon, a California corporation, is a manufacturer of printed circuit boards. The tender offer is expected to be completed on or about January 9, 1997.

ITEM 2.  PROPERTIES

     The Company leases or owns approximately 690,000 square feet of administrative, production, storage and shipping space. Of this space, approximately 600,000 square feet are currently dedicated to manufacturing. The Company's facilities are as follows:

                                                                         OWNERSHIP    SQUARE
               LOCATION                              FUNCTION              STATUS      FEET
               --------                              --------            ---------    -------
Derry, New Hampshire...................  High Volume Finishing             Owned      136,000
                                         High Volume Finishing             Owned       20,000
                                         Multilayer Blank Production       Owned       13,000
                                         Multilayer Blank Production       Owned       30,000

Owego, New York........................  High Volume Finishing             Owned      191,600
                                         Multilayer Blank Production       Owned       51,200
                                         Warehouse                         Leased      12,000
                                         Warehouse                         Owned       15,000*
                                         High Volume Finishing             Owned       12,200*

Salem, New Hampshire...................  Administrative and Corporate      Leased      35,500
                                         Offices, Engineering

Salem, New Hampshire...................  Prototype Service Center          Leased      27,250

Salem, New Hampshire...................  Value Added Assembly Production   Leased      60,000

Hudson, New Hampshire..................  Multilayer Blank Production       Leased      28,000
                                         Warehouse                         Leased      24,000

Watsonville, California................  Prototype Service Center          Leased      35,200

---------------

* Under renovation

     The administrative and corporate offices in Salem, New Hampshire are located in two separate facilities. Both facilities are covered by leases that expire in October 2000, with options to extend until October 2006. The lease for the Value Added Manufacturing facility expires in March 2000, with options to extend until March 2006. The lease for the Salem Prototype Service Center expires in 1999, with an option of the Company to extend until 2004. The Hudson operation is located in two separate facilities. Both leases expire in 1997 with options to extend until 2000. The Watsonville lease runs until December 1996 and has one three-year option remaining.

     The Company owns approximately 6 acres of land in Salem, New Hampshire, approximately 5 acres of land in Derry, New Hampshire, and approximately 10 acres in Owego, New York, which could be used for future expansion.

     In fiscal 1996, the Company's capital expenditures relating to its environmental control facilities and equipment totaled approximately $904,000. The Company estimates that it will make capital expenditures with respect to its environmental control facilities and equipment of approximately $750,000 and $500,000 in fiscal 1997 and 1998, respectively.

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

     In connection with the "Florida Lawsuit" (as described in the second paragraph under "Environmental" above) pending in the Circuit Court for Broward County, Florida, Hadco and Gould, Inc., another prior lessee of the site of the printed circuit manufacturing facility in Florida, each was served with a third-party complaint in June 1995, as third-party defendants in such pending Florida Lawsuit by a party who had previously been named as a defendant when the Florida Lawsuit was commenced in 1993 by the FDER. The Florida Lawsuit seeks damages relating to environmental pollution and FDER costs and expenses, civil penalties, and declaratory and injunctive relief to require the parties to complete assessment and remediation of soil and ground water contamination. The other parties include alleged owners of the property.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote to the Company's security holders during the fourth quarter of the fiscal year ended October 26, 1996.

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

              PERIOD                                                         HIGH       LOW
              ------                                                        ------    ------
     Fiscal 1995:
          First quarter..................................................    9 5/8     8
          Second quarter.................................................   18 1/8     8 7/8
          Third quarter..................................................   32 1/8    15 3/8
          Fourth quarter.................................................   33 1/4    22 1/2

     Fiscal 1996:
          First quarter..................................................   34 15/16  21 1/4
          Second quarter.................................................   35 3/4    23 3/4
          Third quarter..................................................   30 3/4    18 1/4
          Fourth quarter.................................................   34 1/8    18 1/2

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

     As of December 20, 1996, there were 360 holders of record of the Common Stock of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

                         SELECTED INCOME STATEMENT DATA
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   YEAR ENDED
                                  ---------------------------------------------------------------------------
                                  OCTOBER 31,     OCTOBER 30,     OCTOBER 29,     OCTOBER 28,     OCTOBER 26,
                                     1992            1993            1994            1995            1996
                                  -----------     -----------     -----------     -----------     -----------
Net sales........................ $   183,408     $   189,494     $   221,570     $   265,168     $   350,685
Net income.......................       8,075           8,227           9,943          21,374          32,014
Net income per common and common
  equivalent share...............         .75             .76             .93            1.98            2.89
Weighted average common and
  common equivalent shares
  outstanding....................  10,808,442      10,819,451      10,720,436      10,806,435      11,083,942

                          SELECTED BALANCE SHEET DATA
                                 (IN THOUSANDS)

                                                                   YEAR ENDED
                                   ---------------------------------------------------------------------------
                                   OCTOBER 31,     OCTOBER 30,     OCTOBER 29,     OCTOBER 28,     OCTOBER 26,
                                      1992            1993            1994            1995            1996
                                   -----------     -----------     -----------     -----------     -----------
Working capital..................    $ 25,215        $ 30,593        $ 31,829        $ 41,043        $ 43,561
Total assets.....................     104,035         110,782         126,326         162,991         219,501
Long-term liabilities............      13,812          12,272          11,126           9,701          10,660
Stockholders' investment.........      59,363          68,431          77,440         100,774         138,841

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, the percentage increase (or decrease) for items in the Consolidated Statements of Income and the percentages that these same items in the Consolidated Statements of Income bear to Net Sales.

PERCENTAGE INCREASE
     (DECREASE)
--------------------
YEARS ENDED OCTOBER                                                       PERCENTAGE OF NET SALES
--------------------                                                      ------------------------
  1995        1996                                                          YEARS ENDED OCTOBER
COMPARED    COMPARED                                                      ------------------------
TO 1994     TO 1995                                                        1994     1995     1996
--------    --------                                                      ------   ------   ------
  19.7%       32.3%    Net Sales........................................  100.0%   100.0%   100.0%
  13.0%       31.8%    Cost of Sales....................................   80.2%    75.7%    75.4%
  46.7%       33.6%    Gross Profit.....................................   19.8%    24.3%    24.6%
  11.3%       13.2%    Selling, General and Administrative Expenses.....   12.4%    11.5%     9.9%
 105.7%       52.0%    Income from Operations...........................    7.4%    12.8%    14.7%
  97.9%      (22.9%)   Interest Income..................................    0.4%     0.6%     0.4%
 (39.7%)     (37.1%)   Interest Expense.................................   (0.4%)   (0.2%)   (0.1%)
 113.2%       49.8%    Income Before Provision for Income Taxes.........    7.4%    13.2%    15.0%
 110.5%       49.8%    Provision for Income Taxes.......................    2.9%     5.1%     5.9%
 115.0%       49.8%    Net Income.......................................    4.5%     8.1%     9.1%

Years Ended October 26, 1996 and October 28, 1995

     Net sales during 1996 increased 32.3% over the same period in 1995. The change was due to a 15.1% increase in the volume of production and shipments and a shift in product mix to higher layer, higher density products, as compared to fiscal 1995. Average pricing per unit increased 6.1% compared to the same period a year ago. Sales of backplane and other electronic assemblies increased to 17% of the Company's net revenues in 1996, versus 7% for 1995. The Company believes that excess capacity may exist in the printed circuit and electronic assembly industries, as well as fluctuating growth rates in the electronics industry as a whole. Both factors could have an adverse impact on future orders and pricing.

     The gross profit margin increased from 24.3% in 1995 to 24.6% in 1996. The increase is a direct result of higher volume of shipments, an increase in the technology level of product mix, and improved pricing. These increases have been partially offset by increased costs relating to the implementation of new production lines and materials and the shift in mix to a higher level of value-added products. The Company believes that the potential exists for the shortage of materials in the industry, which could have an adverse impact on future unit costs.

     Selling, general and administrative ("SG&A") expenses, as a percent of net sales, decreased to 9.9% during fiscal 1996 from 11.5% during fiscal 1995, due to increased revenue. SG&A expenses increased from $30.6 million in 1995 to $34.6 million in 1996, as a result of increased variable costs directly attributable to increased net sales and charges for environmental related matters. Included in SG&A expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During fiscal 1996 and 1995, the Company made, and charged to SG&A expenses, actual payments of approximately $680,000 and $1,111,000 respectively, for environmental matters. In 1996 and 1995, the Company also accrued and charged to SG&A expenses of approximately $1,825,000 and $2,740,000, respectively, as cost estimates relating to known environmental matters. To the extent and in amounts HADCO believes circumstances warrant, it will continue to accrue and charge to SG&A expenses, cost estimates relating to environmental matters. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period. See Item 1, "Environmental," Item 3, "Legal Proceedings," and footnote 7 of Notes to Consolidated Financial Statements.

     In 1996, interest income decreased as a result of lower cash balances available for investment. Interest expense decreased in 1996 from 1995 due to decreased average debt balances during the year.

     The annual effective tax for 1996 and 1995 was 39%, which is less than the current combined federal and state statutory rates. This difference is caused primarily by tax advantaged investments and the tax benefits of a foreign sales corporation.

Years Ended October 28, 1995 and October 29, 1994

     Net sales during 1995 increased 19.7% over the same period in 1994. The change was due to an 8.2% increase in the volume of production and shipments and a shift in product mix to higher layer, higher density products, as compared to fiscal 1994. Average pricing per unit increased 3.1% compared to the same period a year ago.

     The gross profit margin increased from 19.8% in 1994 to 24.3% in 1995. The increase is a direct result of higher volume of shipments, an increase in the technology level of product mix, improved pricing and improvements in operating efficiencies. Continued productivity improvements led to increased unit volume and lower unit costs.

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

     The annual effective tax rate was 39% and 39.5% in 1995 and 1994, respectively, which was less than the current combined federal and state statutory rates. This difference was caused primarily by tax advantaged investments and the tax benefits of a foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

     In 1996, the Company's financing requirements were satisfied principally from cash flows from operations. These funds were sufficient to meet increased working capital needs, capital expenditures amounting to approximately $54.0 million and debt and lease payments of approximately $2.1 million.

     At October 26, 1996, the Company had working capital of $43,561,000 and a current ratio of 1.62 compared to working capital of $41,043,000 and a current ratio of 1.78 at October 28, 1995. Cash, cash equivalents and short-term investments at October 26, 1996 were $42,187,000, an increase of $5,713,000 from $36,474,000 at October 28, 1995.

     At October 26, 1996, the Company had available a credit line of $15,000,000 under its unsecured revolving credit and term loan agreement with a bank. The unused portion of this credit line at October 26, 1996 was $15,000,000.

     At October 26, 1996, the Company also had a lease line of credit of $5,000,000. The unused portion of this line of credit at October 26, 1996 was $4,759,000.

     The Company has commitments to purchase approximately $10,690,000 of manufacturing equipment. The majority of these commitments are expected to be completed by the end of fiscal 1997.

     In January 1997, the Company obtained a senior revolving credit loan facility for up to $250 million from The First National Bank of Boston (the "Credit Facility") (i) to finance the purchase of the shares of Common Stock of Zycon Corporation ("Zycon") pursuant to the tender offer commenced by the Company on December 11, 1996, and (ii) to refinance Zycon's existing bank credit agreements, and (iii) for working capital and other general corporate purposes. Loans under the Credit Facility will bear interest (at the Company's election) at either (1) a Base Rate, which is a floating rate equal to 1 1/2% over the prevailing U.S. federal funds rate or (2) a Eurodollar Rate, which is a fixed rate equal to the prevailing Eurodollar rate for interest periods of one, two, three or six months. The Credit Facility will terminate in 5 years. It is presently anticipated that funds borrowed would be repaid from internally generated funds of the Company and Zycon or with the proceeds of subsequent issuances of equity, debt securities or convertible debt securities. The Credit Facility terminates the above-referenced $15,000,000 credit line with a bank.

     The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations, will be sufficient to fund its anticipated working capital, capital expenditure and debt payment requirements in fiscal 1997.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

     VARIABILITY OF CUSTOMER REQUIREMENTS; NATURE AND EXTENT OF CUSTOMER COMMITMENTS ON ORDERS. The level and timing of orders placed by the Company's customers vary due to customer attempts to manage inventory, changes in the customers' manufacturing strategies and variation in demand for customer products due to, among other things, technological change, introduction of new product life cycles, competitive conditions or general economic conditions. The Company generally does not obtain long-term purchase orders or commitments. A certain portion of the Company's backlog may be subject to cancellation or postponement without significant penalty or without any penalty.

     COMPETITION. The domestic market for printed circuits is highly competitive and fragmented. The Company believes its major competitors are larger independent producers and captive producers world-wide, which also manufacture multilayer, high density printed circuits and provide backplane and other electronic assemblies. During periods of recession in the electronic industry, and other periods when excess capacity exists, electronic equipment manufacturers become more price sensitive, which could have a material adverse impact on pricing. In addition, the Company's competitors may seek orders in the open market to fill excess capacity, thereby increasing price competition.

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

     DEPENDENCE ON ELECTRONICS INDUSTRY. The Company's customers include OEMs and contract manufacturers of data communications and telecommunications equipment, instrumentation and industrial equipment, and computers and peripheral business systems. These industry segments, as well as the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing printed circuit boards manufactured by the Company could have a material adverse effect on the Company. The electronics industry is subject to economic cycles and has experienced, and is likely in the future to experience, recessionary periods. Pricing pressures, a general recession or any other event leading to excess capacity or a down turn in the electronics industry would likely result in intensified price competition, reduced gross margins and a decrease in unit volume, which could have a material adverse effect on the Company.

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

     ACQUISITIONS. The Company may from time to time pursue the acquisition of other companies, assets or product lines that complement or expand its existing business. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees. No assurance can be given that any acquisition by the Company will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and the Report of Independent Public Accountants thereon are presented in the following pages. The Consolidated Financial Statements filed in Item 8 are as follows:

     Report of Independent Public Accountants.

     Consolidated Statements of Income for the years ended October 26, 1996, October 28, 1995 and October 29, 1994.

     Consolidated Balance Sheets as of October 26, 1996 and October 28, 1995.

     Consolidated Statements of Stockholders' Investment for the years ended October 26, 1996, October 28, 1995 and October 29, 1994.

     Consolidated Statements of Cash Flows for the years ended October 26, 1996, October 28, 1995 and October 29, 1994.

     Notes to Consolidated Financial Statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of HADCO CORPORATION:

     We have audited the accompanying consolidated balance sheets of Hadco Corporation (a Massachusetts corporation) and subsidiaries as of October 26, 1996 and October 28, 1995, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended October 26, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hadco Corporation and subsidiaries as of October 26, 1996 and October 28, 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 26, 1996, in conformity with generally accepted accounting principles.

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

                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
November 15, 1996 (except for the
matter discussed in Note 12, as to
which the date is December 11, 1996)

                       HADCO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
  FOR THE YEARS ENDED OCTOBER 26, 1996, OCTOBER 28, 1995 AND OCTOBER 29, 1994

                                                            1996           1995           1994
                                                         -----------    -----------    -----------
                                                           (IN THOUSANDS, EXCEPT SHARE AND PER
                                                                       SHARE DATA)
Net Sales..............................................  $   350,685    $   265,168    $   221,570
Cost of Sales..........................................      264,537        200,673        177,597
                                                         -----------    -----------    -----------
     Gross Profit......................................       86,148         64,495         43,973
Selling, General and Administrative Expenses...........       34,616         30,589         27,491
                                                         -----------    -----------    -----------
     Income From Operations............................       51,532         33,906         16,482
Interest Income........................................        1,287          1,669            843
Interest Expense.......................................         (338)          (537)          (891)
                                                         -----------    -----------    -----------
     Income Before Provision for Income Taxes..........       52,481         35,038         16,434
Provision for Income Taxes.............................       20,467         13,664          6,491
                                                         -----------    -----------    -----------
     Net Income........................................  $    32,014    $    21,374    $     9,943
                                                         -----------    -----------    -----------
Net Income Per Common and Common Equivalent Share......  $      2.89    $      1.98    $       .93
                                                         ===========    ===========    ===========
Weighted Average Common and Common Equivalent Shares
  Outstanding..........................................   11,083,942     10,806,435     10,720,436
                                                         ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     OCTOBER 26, 1996 AND OCTOBER 28, 1995

                                     ASSETS

                                                                             1996       1995
                                                                           --------   --------
                                                                          (IN THOUSANDS EXCEPT
                                                                           SHARE INFORMATION)
Current Assets:
     Cash and cash equivalents...........................................  $ 32,786   $ 21,307
     Short-term investments..............................................     9,401     15,167
     Accounts receivable, net of allowance for doubtful accounts of
      $1,100 in 1996 and $850 in 1995, respectively......................    40,622     35,797
     Inventories.........................................................    21,786     13,304
     Deferred Tax Asset..................................................     7,483      6,288
     Prepaid and other expenses..........................................     1,483      1,696
                                                                           --------   --------
          Total Current Assets...........................................   113,561     93,559
Property, Plant and Equipment, net.......................................   103,735     67,692
Deferred Tax Asset.......................................................     2,117      1,646
Other Assets.............................................................        88         94
                                                                           --------   --------
                                                                           $219,501   $162,991
                                                                           ========   ========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
     Current maturities of long-term debt and capital lease
      obligations........................................................  $  1,907   $  2,143
     Accounts payable....................................................    42,265     27,002
     Accrued payroll and other employee benefits.........................    17,592     16,030
     Other accrued expenses..............................................     8,236      7,341
                                                                           --------   --------
          Total Current Liabilities......................................    70,000     52,516
                                                                           --------   --------
Long-term Debt and Capital Lease Obligations.............................     1,515      2,387
                                                                           --------   --------
Other Long-term Liabilities..............................................     9,145      7,314
                                                                           --------   --------
Commitments and Contingencies (Note 7)
Stockholders' Investment:
     Common stock, $.05 par value --
     Authorized -- 25,000,000 shares
     Issued and outstanding -- 10,382,423 shares in 1996 and 9,938,961 in
      1995...............................................................       521        497
Paid-in Capital..........................................................    30,939     25,077
Deferred Compensation....................................................      (240)      (407)
Retained Earnings........................................................   107,621     75,607
                                                                           --------   --------
          Total Stockholders' Investment.................................   138,841    100,774
                                                                           --------   --------
                                                                           $219,501   $162,991
                                                                           ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
  FOR THE YEARS ENDED OCTOBER 26, 1996, OCTOBER 28, 1995, AND OCTOBER 29, 1994

                                               COMMON STOCK
                                            ------------------
                                            NO. OF    $.05 PAR     PAID-IN       DEFERRED      RETAINED
                                            SHARES     VALUE       CAPITAL     COMPENSATION    EARNINGS
                                            ------    --------    ---------    ------------    --------
                                                                  (IN THOUSANDS)
Balance, October 30, 1993.................   9,734      $487        $21,953       $(1,316)     $ 47,307
     Terminated stock options.............      --        --           (225)          225            --
     Exercise of stock options............     332        16            837            --            --
     Tax benefit of exercise of
       nonqualified stock options.........      --        --            319            --            --
     Compensation expense associated with
       granting nonqualified stock
       options............................      --        --             --           360            --
     Purchase and retirement of common
       stock..............................    (328)      (16)          (121)           --        (2,329)
     Net income...........................      --        --             --            --         9,943
                                            ------      ----        -------       -------      --------

Balance, October 29, 1994.................   9,738       487         22,763          (731)       54,921
     Terminated stock options.............      --        --            (37)           37            --
     Exercise of stock options............     529        16          1,079            --            --
     Tax benefit of exercise of
       nonqualified stock options.........      --        --          1,597            --            --
     Compensation expense associated with
       granting nonqualified stock
       options............................      --        --             --           287            --
     Purchase and retirement of common
       stock..............................    (328)       (6)          (325)           --          (688)
     Net income...........................      --        --             --            --        21,374
                                            ------      ----        -------       -------      --------

Balance, October 28, 1995.................   9,939       497         25,077          (407)       75,607
     Terminated stock options.............      --        --            (13)           13            --
     Exercise of stock options............     443        24          1,714            --            --
     Tax benefit of exercise of
       nonqualified stock options.........      --        --          4,161            --            --
     Compensation expense associated with
       granting non qualified stock
       options............................      --        --             --           154            --
     Net income...........................      --        --             --            --        32,014
                                            ------      ----        -------       -------      --------

Balance, October 26, 1996.................  10,382      $521        $30,939       $  (240)     $107,621
                                            ======      ====        =======       =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED OCTOBER 26, 1996, OCTOBER 28, 1995 AND OCTOBER 29, 1994

                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Cash Flows From Operating Activities:
     Net income............................................  $ 32,014     $ 21,374     $  9,943
       Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation, amortization, deferred compensation
            and deferred taxes.............................    17,330       11,218       12,708
          Gain on sale of fixed assets.....................      (205)        (415)         (81)
          Changes in assets and liabilities:
            Increase in accounts receivable................    (4,825)     (10,485)      (2,739)
            Increase in inventories........................    (8,482)      (3,009)        (288)
            (Increase) decrease in other expenses..........       213         (364)        (685)
            Decrease in other assets.......................        33           25           55
            Increase in accounts payable and accrued
               expenses....................................    17,720       15,291        8,661
            Increase in long-term liabilities..............     1,831        2,714        1,710
                                                             --------     --------     --------
          Net cash provided by operating activities........    55,629       36,349       29,284
                                                             --------     --------     --------
Cash Flows From Investing Activities:
     Net sales (purchases) of short-term investments.......     5,766       (2,668)      (4,095)
     Purchases of property, plant and equipment............   (53,966)     (28,865)     (19,510)
     Proceeds from sale of property, plant and equipment...       290          429          177
                                                             --------     --------     --------
          Net cash used in investing activities............   (47,910)     (31,104)     (23,428)
                                                             --------     --------     --------
Cash Flows From Financing Activities:
     Principal payments under capital lease obligations....    (2,047)      (2,584)      (4,447)
     Principal payments of long-term debt..................       (92)      (2,091)         (92)
     Proceeds from exercise of stock options...............     1,738        1,095          853
     Tax benefit from exercise of stock options............     4,161        1,597          319
     Purchase and retirement of common stock...............        --       (1,019)      (2,466)
                                                             --------     --------     --------
          Net cash used in (provided by) financing
            activities.....................................     3,760       (3,002)      (5,833)
                                                             --------     --------     --------
Net increase in cash and cash equivalents..................    11,479        2,243           23
Cash and cash equivalents at beginning of year.............    21,307       19,064       19,041
                                                             --------     --------     --------
Cash and cash equivalents at end of year...................  $ 32,786     $ 21,307     $ 19,064
                                                             ========     ========     ========
Supplemental schedule of noncash investing and financing
  activities:
     Machinery and equipment acquired under capital lease
       obligations.........................................  $  1,032     $     --     $     --
                                                             ========     ========     ========
Supplemental disclosure of cash flow information:
     Cash paid during year for:
       Interest............................................  $    279     $    576     $    859
                                                             ========     ========     ========
       Income taxes (net of refunds).......................  $ 16,794     $ 13,609     $  8,939
                                                             ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 26, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Hadco Corporation (the "Company") is engaged primarily in the manufacture and sale of printed circuits, backplanes and related products. The consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying notes to the consolidated financial statements.

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

  Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. Short-term investments are carried at cost, which approximates market, and have maturities of less than one year. Cash equivalents consist of $29,696,000 and $19,200,000 for the years ended October 1996 and 1995, respectively.

     The Company classifies its investments in corporate and government debt securities as held-to-maturity given the Company's intent and ability to hold the securities to maturity. In accordance with the statement, held-to-maturity securities are carried at amortized cost.

     As of October 26, 1996, the Company held investments in the following held-to-maturity securities:

                                                   1996                  1995
                                           --------------------  ---------------------
                                                       FAIR                   FAIR
                                            COST   MARKET VALUE   COST    MARKET VALUE     MATURITY
                                           ------  ------------  -------  ------------  --------------
                                                         (IN THOUSANDS)
Debt securities issued by the US
  Government.............................. $1,000     $  999     $ 6,039     $ 6,058    within 1 year
Debt securities issued by states of the
  US......................................  5,270      5,271       1,000       1,000    within 1 year
Corporate debt securities.................  3,131      3,069       8,128       8,064    within 1 year
                                           ------     ------     -------     -------
                                           $9,401     $9,339     $15,167     $15,122
                                           ======     ======     =======     =======

  Concentration of Credit Risk

     SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist of trade accounts receivable which are primarily concentrated in the high technology and electronics industry. The Company maintains the majority of its cash balances with financial institutions. As of October 26, 1996, there were no significant off-balance-sheet risks which would have a material or adverse effect on the financial condition or net worth of the Company.

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 26, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Depreciation and Amortization of Property, Plant and Equipment

     The Company provides for depreciation and amortization by charges to operations in amounts that allocate the cost of property, plant and equipment on a straight-line basis over the following estimated useful lives:

                                                                      ESTIMATED
                  ASSET CLASSIFICATION                               USEFUL LIFE
                  --------------------                               -----------
            Land betterments.......................................  10-18 Years
            Buildings and improvements.............................  10-33 Years
            Machinery and equipment................................    3-7 Years
            Furniture and fixtures.................................    5-7 Years
            Computer software......................................      3 Years
            Vehicles...............................................      3 Years
            Capital leases.........................................   Lease term

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

  New Accounting Standards

     The Company will adopt SFAS No. 123, "Accounting for Stock-Based Compensation," in fiscal 1997. The standard defines a fair-valued-based method of accounting for employee stock options and other stock-based compensation. The compensation expenses arising from this method of accounting can be reflected in the financial statements or, alternatively, the pro forma net income and earnings per share effect of the fair-value-based accounting can be disclosed in the financial footnotes. The Company will adopt the disclosure only alternative.

  Reclassifications

     The Company has reclassified certain prior year information to conform with the current year's presentation.

2.  INVENTORIES

     Inventories are stated at the lower of cost, first-in, first-out (FIFO), or market and consist of the following:

                                                                    1996            1995
                                                                  --------        --------
                                                                       (IN THOUSANDS)
     Raw Materials..............................................   $ 8,008         $ 6,318
     Work-in-Process............................................    13,778           6,986
                                                                   -------         -------
                                                                   $21,786         $13,304
                                                                   =======         =======

     The work-in-process inventories consist of materials, labor and manufacturing overhead.

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 26, 1996

3.  PROPERTY, PLANT AND EQUIPMENT

     Components of property, plant and equipment consist of the following:

                                                                  1995            1996
                                                                ---------       ---------
                                                                     (IN THOUSANDS)
     Land and land betterments................................  $   1,991       $   1,838
     Buildings and improvements...............................     52,961          42,885
     Construction-in-progress.................................     22,543          15,173
     Machinery and equipment..................................    126,878          94,611
     Furniture and fixtures...................................     14,082          11,721
     Computer software........................................      2,662           2,343
     Vehicles.................................................        159             141
     Capital leases...........................................     14,972          15,048
                                                                ---------       ---------
                                                                  236,248         183,760
     Accumulated depreciation and amortization................   (132,513)       (116,068)
                                                                ---------       ---------
                                                                $ 103,735       $  67,692
                                                                =========       =========

4.  INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes."

     The provision for income taxes shown in the accompanying consolidated statements of income is comprised of the following:

                                                         1996          1995          1994
                                                        -------       -------       -------
                                                                  (IN THOUSANDS)
     Federal --
          Current.....................................  $18,341       $14,331       $ 6,566
          Deferred....................................   (1,206)       (2,954)       (1,224)
                                                        -------       -------       -------
                                                         17,135        11,377         5,342
                                                        -------       -------       -------
     State --
          Current.....................................    3,611         2,928         1,440
          Deferred....................................     (279)         (641)         (291)
                                                        -------       -------       -------
                                                          3,332         2,287         1,149
                                                        -------       -------       -------
          Provision for income taxes..................  $20,467       $13,664       $ 6,491
                                                        =======       =======       =======

     The tax rate used in the computation of the provision for federal and state income taxes differs from the statutory federal and state rates due to the following:

                                                                 1996       1995       1994
                                                                 ----       ----       ----
     Provision at statutory rate...............................  34.0%      34.0%      34.0%
     Increase (decrease) in tax resulting from:
          State income taxes, net of federal tax benefit.......   4.4        4.5        4.6
          Tax-exempt interest income...........................  (0.4)      (0.5)      (0.4)
          Other, net...........................................   1.0        1.0        1.3
                                                                 ----       ----       ----
     Provision for income taxes................................  39.0%      39.0%      39.5%
                                                                 ====       ====       ====

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 26, 1996

4.  INCOME TAXES -- (CONTINUED)

     The deferred provision for income taxes resulted from the following:

                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Difference between book and tax depreciation..........  $   (46)    $  (144)    $  (352)
    Deferred compensation.................................      266          73         143
    Reserves and expenses recognized in different periods
      for book and tax purposes...........................   (1,658)     (3,506)     (1,288)
    Other, net............................................      (47)        (18)        (18)
                                                            -------     -------     -------
                                                            $(1,485)    $(3,595)    $(1,515)
                                                            =======     =======     =======

     The tax effects of temporary differences that give rise to significant portions of the current and long-term deferred tax assets and liabilities at October 26, 1996 and October 28, 1995 are as follows:

                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Deferred Tax Assets:
         Nondeductible reserves......................................  $ 7,475     $ 6,184
         Nondeductible environmental accruals........................    3,907       3,197
         Deferred compensation from issuance of nonqualified stock
           options...................................................      275         579
                                                                       -------     -------
         Total gross deferred tax assets.............................   11,657       9,960
         Less: Valuation Allowance...................................     (137)       (290)
                                                                       -------     -------
                                                                        11,520       9,670
    Deferred Tax Liability:
         Property, plant and equipment, principally due to
           differences in depreciation...............................   (1,920)     (1,736)
                                                                       -------     -------
    Net Deferred Tax Asset...........................................  $ 9,600     $ 7,934
                                                                       =======     =======

     Due to the uncertainty relating to the actual value of the favorable tax benefits of deferred compensation from stock options, the Company has recorded a valuation allowance of approximately $137,000 and $290,000 as of October 26, 1996 and October 28, 1995. The reduction of this allowance for the year ending October 26, 1996 is a result of the decrease in the deferred tax asset relating to deferred compensation.

5.  LINES OF CREDIT

     The Company has an unsecured Revolving Credit and Term Loan Agreement with a bank. The agreement provides for up to $15,000,000 in revolving credit until June 30, 1997. The Company can designate the rate of interest at either the Eurodollar Rate plus 0.6%, or the bank's Base Rate. As of October 26, 1996, no amounts were outstanding under this line of credit.

     The Company's line of credit places several restrictions on the Company, including limitations on mergers, acquisitions and sales of a substantial portion of its assets, as well as certain limitations on liens, guarantees, additional borrowings and investments. This loan agreement also contains provisions pertaining to the maintenance by the Company of certain levels of consolidated tangible net worth, consolidated net income, debt to worth ratio and consolidated net income to interest expense ratio during the term of the loan. At October 26 1996, the Company was in compliance with all loan covenants.

     Additionally, the Company has a line of credit of $5,000,000 which is used for equipment financing from a leasing company. Use of this line is subject to, among other things, the approval by the leasing company of

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 26, 1996

5.  LINES OF CREDIT -- (CONTINUED)

the equipment to be leased. At October 26, 1996, the unused portion of this line was approximately $4,759,000. This line expires during fiscal 1997.

6.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                        1996      1995
                                                                        ----     ------
                                                                        (IN THOUSANDS)
          Loan agreement in connection with the expansion of a
            building. The loan bears interest at rates up to 7%
            through April 2006 and is collateralized by property and
            an irrevocable letter of credit. Payments of principal and
            interest are due quarterly................................  $804     $  889

          Loan agreement in connection with the expansion of a
            building. The loan bears interest at 1%, is payable in
            quarterly installments of principal and interest through
            March 2011, and is collateralized by property.............   112        119
                                                                        ----     ------
                                                                         916      1,008
          Less -- current maturities..................................    92         92
                                                                        ----     ------
                                                                        $824     $  916
                                                                        ====     ======

     Maturities of long-term debt are as follows (in thousands):

            YEAR ENDING OCTOBER                                          AMOUNT
            -------------------                                          ------
            1997.......................................................   $ 92
            1998.......................................................     92
            1999.......................................................     92
            2000.......................................................     92
            2001.......................................................     92
            2002 and thereafter........................................    456
                                                                          ----
                                                                          $916
                                                                          ====

7.  COMMITMENTS AND CONTINGENCIES

  Capital Leases

     The following is a schedule of future minimum lease payments under capital leases, together with the present value of the minimum lease payments as of October 26, 1996 (in thousands):

            YEAR ENDED OCTOBER                                           AMOUNT
            ------------------                                           ------
            1997.......................................................  $1,961
            1998.......................................................     382
            1999.......................................................     382
                                                                         ------
            Total minimum lease payments...............................   2,725
            Less -- Amounts representing interest......................     219
                                                                         ------
            Present value of minimum lease payments....................   2,506
            Less -- Current obligations................................   1,815
                                                                         ------
                                                                         $  691
                                                                         ======

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 26, 1996

7.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

  Operating Leases

     The Company leases manufacturing equipment and space under noncancelable operating leases with terms expiring through 2000. Future minimum lease payments under these leases as of October 26, 1996 (in thousands) are as follows:

            YEAR ENDED OCTOBER                EQUIPMENT       REAL ESTATE       TOTAL
            ------------------                ---------       -----------       ------
            1997............................     $37             $1,175         $1,212
            1998............................      15                902            917
            1999............................       5                718            723
            2000............................      --                377            377
                                                 ---             ------         ------
            Future minimum lease payments...     $57             $3,172         $3,229
                                                 ===             ======         ======

     Total rental expense of approximately $1,434,000, $1,447,000 and $1,317,000 was incurred for the fiscal years ended October 1996, 1995 and 1994, respectively.

     These operating leases include office and manufacturing space leased from a partnership in which the Chairman of the Board has an interest. Two of the leases are for terms of five years, and expire in October 2000 with options to extend until October 2006. The remaining lease expires in March 2000 with options to extend until 2006. For the fiscal years ended October 1996, 1995 and 1994, the related rental expense was approximately $529,000, $479,000 and $571,000, respectively.

  Environmental Matters

     During March 1995, the Company received a Record Of Decision (ROD) from the New York State Department of Environmental Conservation (NYSDEC), regarding soil and groundwater contamination at its Owego, New York facility. Based on a Remedial Investigation and Feasibility Study (RIFS) for apparent on-site contamination at that facility and a Focused Feasibility Study (FFS), each prepared by environmental consultants of the Company, the NYSDEC has approved a remediation program of groundwater withdrawal and treatment and iterative soil flushing. The Company recently executed a Modification of the Order on Consent to implement the approved ROD. The cost, based upon the FFS, to implement this remediation is estimated to be $4.6 million, and is expected to be expended as follows: $260,000 for capital equipment and $4.3 million for operation and maintenance costs which will be incurred and expended over the estimated life of the program of 30 years. NYSDEC has requested that the Company consider taking additional samples from a wetland area near the Company's Owego facility. Analytical reports of earlier sediment samples indicated the presence of certain inorganics. There can be no assurance that the Company and/or other third parties will not be required to conduct additional investigations and remediation at that location, the costs of which are currently indeterminable due to the numerous variables described in the second sentence of the fifth paragraph of this "Environmental Matters" note.

     From 1974 to 1980, the Company operated a printed circuit manufacturing facility in Florida as a lessee of property that is now the subject of a pending lawsuit ("the Florida Lawsuit") and investigation by the Florida Department of Environmental Regulation (FDER). On June 9, 1992, the Company entered into a Cooperating Parties Agreement in which it and Gould, Inc., another prior lessee of the site, have agreed to fund certain assessment and feasibility study activities at the site, and an environmental consultant has been retained to perform such activities. The cost of such activities is not expected to be material to the Company. In addition to the Cooperating Parties Agreement, Hadco and others are participating in alternative dispute resolution regarding the site with an independent mediator. In connection with the mediation, in February 1992 the FDER presented computer-generated estimates of remedial costs, for activities expected to be spread

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 26, 1996

7.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

over a number of years, that ranged from approximately $3.3 million to $9.7 million. Mediation sessions were conducted in March 1992 but have been suspended during the ongoing assessment and feasibility activities. Management believes it is likely that it will participate in implementing a continuing remedial program for the site, the costs of which are currently unknown. However, based on information currently known by the Company, management does not expect these costs to have a material adverse effect on the Company. Also see the penultimate paragraph of this "Environmental Matters" note relating to the Company's having been named as a third-party defendant in the Florida Lawsuit.

     The Company has commenced the operation of a groundwater extraction system at its Derry, New Hampshire facility to address certain groundwater contamination and migration control issues. Because of the uncertainty regarding both the quantity of contaminants beneath the building at the site and the long-term effectiveness of the groundwater migration control system the Company has installed, it is not possible to make a reliable estimate of the length of time remedial activity will have to be performed. However, it is anticipated that the groundwater extraction system will be operated for at least 30 years. There can be no assurance that the Company will not be required to conduct additional investigations and remediation relating to the Derry facility. The total costs of such groundwater extraction system and of conducting any additional investigations and remediation relating to the Derry facility are not fully determinable due to the numerous variables described in the fifth paragraph of this "Environmental Matters" note.

     Included in selling, general and administrative ("SG&A") expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During fiscal 1996 and 1995, the Company made, and charged to SG&A expenses, actual payments of approximately $680,000 and $1,111,000, respectively, for environmental matters. In 1996 and 1995, the Company also accrued and charged to SG&A expenses approximately $1,825,000 and $2,740,000, respectively, as cost estimates for environmental matters.

     The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated. The cost estimates relating to future environmental clean-up are subject to numerous variables, the effects of which can be difficult to measure, including the stage of the environmental investigations, the nature of potential remedies, possible joint and several liability, the magnitude of possible contamination, the difficulty of determining future liability, the time over which remediation might occur, and the possible effects of changing laws and regulations. The total reserve for environmental matters currently identified by the Company amounted to $10.0 million and $8.2 million at October 26, 1996 and October 28, 1995, respectively. The current portion of these costs as of October 26, 1996 and October 28, 1995, amounted to approximately $900,000 in each year, and is included in "Other accrued expenses." The long-term portion of these costs amounted to approximately $9.1 million and $7.3 million as of October 26, 1996 and October 28, 1995, respectively, and is reported under the caption "Other Long-term Liabilities." Based upon its assessment at the current time, management estimates the cost of ultimate disposition of the above known environmental matters to range from approximately $7.0 million to $12.0 million, and is expected to be spread over a number of years. Management believes the ultimate disposition of the above known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

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

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 26, 1996

7.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

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

     In connection with the "Florida Lawsuit" (as described in the second paragraph of this "Environmental Matters" note), pending in the Circuit Court of Broward County, Florida, Hadco and Gould, Inc., another prior lessee of the site of the printed circuit manufacturing facility in Florida, each was served with a third-party complaint in June 1995, as third-party defendants in such pending Florida Lawsuit by a party who had previously been named as a defendant when the Florida Lawsuit was commenced in 1993 by the FDER. The Florida Lawsuit seeks damages relating to environmental pollution and FDER costs and expenses, civil penalties, and declaratory and injunctive relief to require the parties to complete assessment and remediation of soil and groundwater contamination. The other parties include alleged owners of the property.

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

  Purchase Commitments

     The Company has commitments to purchase approximately $10,690,000 of manufacturing equipment. The majority of these commitments are expected to be completed by the end of fiscal 1997.

8.  STOCKHOLDERS' INVESTMENT

  Stock Options

     The following table summarizes stock option activity with respect to the nonqualified stock options for each of the three fiscal years in the period ended October 26, 1996:

                                                             NUMBER OF        OPTION PRICE
                                                              SHARES           PER SHARE
                                                             ---------       --------------
    Outstanding at October 30, 1993........................  1,921,264       $2.00 - $ 9.00
         Options granted...................................    340,000        8.00 -   8.81
         Options exercised.................................   (331,840)       2.00 -   4.94
         Options canceled..................................   (239,605)       2.00 -   9.00
                                                             ---------       --------------
    Outstanding at October 29, 1994........................  1,689,819        2.00 -   9.00
         Options granted...................................    223,000        8.50 -  25.69
         Options exercised.................................   (319,968)       2.00 -  11.06
         Options canceled..................................   (147,130)       2.10 -   8.81
                                                             ---------       --------------
    Outstanding at October 28, 1995........................  1,445,721        2.00 -  25.69
         Options granted...................................    150,400       27.00 -  31.50
         Options exercised.................................   (443,462)       2.00 -  11.06
         Options canceled..................................    (44,565)       2.00 -  31.50
                                                             ---------       --------------
    Outstanding at October 26, 1996........................  1,108,094       $2.00 - $31.50
                                                             =========       ==============

     The Company has the following nonqualified stock option plans:

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 26, 1996

8.  STOCKHOLDERS' INVESTMENT -- (CONTINUED)
     December 1985 Plan and December 1986 Plan -- The options under these plans are exercisable immediately, and have various vesting periods up to ten years according to each individual option agreement with an expiration date no later than ten years and ninety days from the date of grant. Upon termination of employment under certain circumstances, the Company may, at its option, repurchase the exercised but unvested shares at the original purchase price.

     December 1987 Plan -- The options under this plan become exercisable according to each option agreement and expire no later than June 30, 1997.

     September 1990 Plan -- This plan provides for the granting of options at a price equal to the fair market value at the date of grant. The options vest up to seven years and become exercisable according to each option agreement. They expire no later than ten years from the date of grant.

     December 1991 Director Plan -- This plan provides for the granting of options to purchase up to 150,000 shares of common stock at a price equal to the fair market value at the date of grant. These options are exercisable ratably over a five-year period and expire no later than seven years from the date of grant. The Board of Directors has amended this plan, subject to the approval of the shareholders in February 1997, (i) to increase the number of shares available to 300,000, (ii) provide that any current non-employee director who will have five years of service in such capacity on February 26, 1997 be automatically granted, on such date and on each anniversary of service, a vested option to purchase 3,000 shares and (iii) provide that any current non-employee director who does not have five years of service in such capacity on March 15, 1997 and any future non-employee director each be automatically granted, on the date such non-employee director achieves five years of service in such capacity and on each anniversary of service a vested option to purchase 3,000 shares.

     November 1995 Plan -- This plan provides for the granting of options to purchase up to 1,000,000 shares of common stock at a price equal to the fair market value at the date of grant. The options vest according to each option agreement. They expire no later than ten years from the date of grant.

     The status of the stock option plans at October 26, 1996 is as follows:

                                                                                          AVERAGE
                                                        OPTIONS           OPTIONS         EXERCISE
                          PLAN                        OUTSTANDING       EXERCISABLE        PRICE
                          ----                        -----------       -----------       --------
    *December 1985 and 1986 Plans...................     235,550          235,550          $ 2.88
    *December 1987 Plan.............................      74,746           74,746            3.00
    *September 1990 Plan............................     720,298          162,589           11.83
     December 1991 Director Plan....................      73,000           34,000           12.54
     November 1995 Plan.............................       4,500               --           29.14
                                                       ---------          -------          ------
                                                       1,108,094          506,885          $11.88
                                                       =========          =======          ======

---------------

* The Board of Directors has determined to make no further grants under the December 1985 Plan, December 1986 Plan, December 1987 Plan and September 1990 Plan.


     The Company had reserved, as of October 26, 1996, a total of 2,124,594 shares of common stock for issuance under the nonqualified stock option plans listed in the above chart. During fiscal 1996, 1995 and 1994, approximately $154,000, $287,000, and $360,000, respectively, were charged against income as compensation expense associated with the granting of these options.

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 26, 1996

8.  STOCKHOLDERS' INVESTMENT -- (CONTINUED)

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

9.  RETIREMENT PLAN

     The Hadco Corporation Retirement Plan (the "Plan"), as amended, covers all employees with at least six months of continuous service (as defined). Annual profit sharing contributions are determined at the discretion of the Board of Directors but cannot exceed the amount allowable for federal income tax purposes. The Company made profit sharing contributions of $3,335,000, $2,285,000 and $1,074,000 to the Plan for the years ended October 1996, 1995 and 1994, respectively.

     The Plan permits participants to elect to have contributions made to the Plan in the form of reductions in salary under Section 401(k) of the Internal Revenue Code subject to limitations set out in the Plan. Under the Plan, the Company will match employee contributions up to a set percentage. Employee contributions become vested when made, and Company contributions become vested at the rate of 33 1/3% for each year of service with the Company. The Company matched employee contributions in the amount of approximately $736,000, $600,000 and $500,000 during fiscal 1996, 1995 and 1994, respectively.

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 26, 1996

10.  QUARTERLY RESULTS (UNAUDITED)


     The following summarized unaudited results of operations for the fiscal quarters in the years ended October 1996 and 1995 have been accounted for using generally accepted accounting principles for interim reporting purposes and include adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of results for these interim periods:

                                                                        1996          1995
                                                                     -----------   -----------
                                                                    (IN THOUSANDS, EXCEPT SHARE
                                                                         AND PER SHARE DATA)
FIRST FISCAL QUARTER:
Net Sales..........................................................  $    76,481   $    56,825
Gross Profit.......................................................       19,482        11,292
Net Income.........................................................        7,191         3,003
Net Income per common and common equivalent share..................          .65           .29
Weighted average common and common equivalent shares outstanding...   11,104,375    10,445,523

SECOND FISCAL QUARTER:
Net Sales..........................................................  $    88,096   $    67,637
Gross Profit.......................................................       21,893        16,261
Net Income.........................................................        7,895         5,193
Net Income per common and common equivalent share..................          .71           .49
Weighted average common and common equivalent shares outstanding...   11,134,610    10,626,412

THIRD FISCAL QUARTER:
Net Sales..........................................................  $    88,225   $    67,752
Gross Profit.......................................................       21,451        17,540
Net Income.........................................................        7,994         6,152
Net Income per common and common equivalent share..................          .72           .56
Weighted average common and common equivalent shares outstanding...   11,100,474    11,034,118

FOURTH FISCAL QUARTER:
Net Sales..........................................................  $    97,883   $    72,954
Gross Profit.......................................................       23,322        19,402
Net Income.........................................................        8,934         7,026
Net Income per common and common equivalent share..................          .81           .63
Weighted average common and common equivalent shares outstanding...   11,007,536    11,123,720


11.  CUSTOMERS

     In 1996, one customer accounted for 15% of HADCO's consolidated net sales. No customers accounted for greater than 10% of HADCO's consolidated net sales in 1995 and 1994.

12.  SUBSEQUENT EVENT

     In December 1996, the Company entered into an agreement to acquire the outstanding common stock of Zycon Corporation, a California based manufacturer of printed circuit boards, for approximately $205 million or $18 per share. It is expected that this transaction should be completed in January 1997 and will be accounted for as a purchase business combination in accordance with APB No. 16 "Accounting for Business Combinations." In January 1997, the Company received a $250 million revolving credit loan facility which will be used to finance this acquisition. This new facility will terminate the $15,000,000 bank lending facility described in footnote 5 above.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

     Anything herein to the contrary not withstanding, in no event whatsoever are the sections entitled "Stock Performance Graph" and "Compensation Committee and Stock Option Committee Report on Executive Compensation" to be incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 26, 1997.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 26, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 26, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 26, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 26, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Certain information relating to security ownership of certain beneficial owners and management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 26, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 26, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information relating to certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on February 26, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 26, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1.  FINANCIAL STATEMENTS:

     The following consolidated financial statements are included in Item 8:

     Report of Independent Public Accountants.

     Consolidated Statements of Income for the years ended October 26, 1996, October 28, 1995 and October 29, 1994.

     Consolidated Balance Sheets as of October 26, 1996 and October 28, 1995.

     Consolidated Statements of Stockholders' Investment for the years ended October 26, 1996, October 28, 1995 and October 29, 1994.

     Consolidated Statements of Cash Flows for the years ended October 26, 1996, October 28, 1995 and October 29, 1994.

     Notes to Consolidated Financial Statements.

2.  FINANCIAL STATEMENT SCHEDULES:

     The following consolidated financial statement schedules are included in
Item 14(b):

SCHEDULES

     II -- Valuation and Qualifying Accounts.

     Schedules other than those listed above have been omitted since they are either not required or the information is otherwise included.

3.  LISTING OF EXHIBITS:

  EXHIBIT
  -------

   3.1   --    Restated Articles of Organization of Registrant (filed as Exhibit 3 to the
               Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 29,
               1989 and incorporated herein by reference).

   3.2   --    By-laws of Registrant, as amended (filed as Exhibit 3.2 to Annual Report on Form
               10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

   4     --    Description of Capital Stock, contained in Article 4 of Registrant's Restated
               Articles of Organization (filed as Exhibit 3 to the Quarterly Report on Form
               10-Q, File No. 0-12102, for the quarter ended April 29, 1989 and incorporated herein by reference).

*10.1   --     Registrant's December 5, 1986 Non-Qualified Stock Option Plan (filed as Exhibit
               10.7 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October
               25, 1986 and incorporated herein by reference).

*10.2   --     Form of Stock Option Agreement under Registrant's December 5, 1986 Non-Qualified
               Stock Option Plan (filed as Exhibit 10.6 to Annual Report on Form 10-K, File No.
               0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

*10.3   --     Profit Sharing Plan and Trust of Registrant, as amended through December 9, 1988 and restated effective January 1, 1988 (filed as Exhibit 10.22 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 29, 1988 and incorporated herein by reference).

 10.4   --     Indenture of Lease dated September 15, 1980 among Nash Family Investment
               Properties and Tamposi Family Investment Properties and CIII, as amended (filed as Exhibit 10.64 to Registration Statement No. 2-86810 on Form S-1 and
               incorporated herein by reference).

*10.5   --     Registrant's December 6, 1985 Non-Qualified Stock Option Plan (filed as Exhibit
               10.56 to Annual Report on Form 10-K, File No. 0-12102, for the year ended
               October 26, 1985 and incorporated herein by reference).

 10.6   --     Form of Stock Option Agreement under Registrant's December 6, 1985 Non-Qualified
               Stock Option Plan (filed as Exhibit 10.42 to Annual Report on Form 10-K, File
               No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

 10.7   --     Amendment dated as of January 9, 1986 to Lease between Registrant and Lupe
               Burgstrom dated April 30, 1984 (filed as Exhibit 10.79 to Annual Report on Form
               10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

 10.8   --     Amendment dated as of January 9, 1986 to Lease between Registrant and Freedom
               Associates dated May 17, 1985 (filed as Exhibit 10.80 to Annual Report on Form
               10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

 10.9   --     Amendment dated as of March 7, 1986 to Lease between Registrant and Freedom
               Associates dated December 23, 1980 (filed as Exhibit 10.81 to Annual Report on
               Form 10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

  EXHIBIT
  -------
*10.10  --    Registrant's December 1987 Non-Employee Director Stock Option Plan (filed as
              Exhibit 10.64 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

*10.11  --    Form of Stock Option Agreement under Registrant's December 1987 Non-Employee
              Director Stock Option Plan (filed as Exhibit 10.65 to Annual Report on Form
              10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

*10.12  --    Registrant's Non-Qualified Stock Option Plan of December 31, 1987 (filed as
              Exhibit 10.66 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

*10.13  --    Form of Stock Option Agreement under Registrant's Non-Qualified Stock Option
              Plan of December 31, 1987 (filed as Exhibit 10.67 to Annual Report on Form 10-K,
              File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

*10.14  --    Form of Amendment to Stock Option Agreements under Registrant's December 6, 1985 and December 5, 1986 Non-Qualified Stock Option Plans between Registrant and each of Andrew E. Lietz and Patrick Sweeney (filed as Exhibit 10.72 to Annual
              Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

 10.15  --    Lease dated July 15, 1988 between Registrant and C&M Associates I (filed as
              Exhibit 10.67 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 29, 1988 and incorporated herein by reference).

*10.16  --    Registrant's Non-Qualified Stock Option Plan of September 7, 1990 (filed as
              Exhibit 10.67 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 27, 1990 and incorporated herein by reference).

*10.17  --    Form of Stock Option Agreement under Registrant's Non-Qualified Stock Option
              Plan of September 7, 1990 (filed as Exhibit 10.68 to Annual Report on Form 10-K,
              File No. 0-12102, for the year ended October 27, 1990 and incorporated herein by reference).

*10.18  --    Amendment to Profit Sharing Plan and Trust of Registrant dated June 19, 1990
              (filed as Exhibit 10.75 to Annual Report on Form 10-K, File No. 0-12102, for the
              year ended October 27, 1990 and incorporated herein by reference).

 10.19  --    Loan Agreement by and between Registrant and New York State Urban Development
              Corporation ("NYSUDC"); Mortgage between Registrant and Tioga; Note between
              Registrant and NYSUDC; all dated as of April 10, 1991 (filed as Exhibit 10.2 to
              Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 27,
              1991 and incorporated herein by reference).

*10.20  --    Registrant's 1991 Non-Employee Director Stock Option Plan, as amended (filed as
              Exhibit 1 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended May 2, 1992 and incorporated herein by reference).

*10.21  --    Form of Stock Option Agreement under Registrant's 1991 Non-Employee Director
              Stock Option Plan (filed as Exhibit 10.82 to Annual Report on Form 10-K, File
              No. 0-12102, for the year ended October 26, 1991 and incorporated herein by reference).

 10.22  --    Lease dated March 1, 1992 between Registrant and Equity (filed as Exhibit 10.65 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31,
              1992 and incorporated herein by reference).

  EXHIBIT
*10.23  --    Amendment to Retirement Plan of Registrant dated March 10, 1993 (filed as Exhibit 10.48 to Annual Report on Form 10-K, File No. 0-12102, for
              the year ended October 30, 1993 and incorporated herein by reference).
*10.24  --    Amendment to Retirement Plan of Registrant dated September 10, 1993 (filed as
              Exhibit 10.49 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 30, 1993 and incorporated herein by reference).
*10.25  --    Employment Agreement between Registrant and Andrew E. Lietz dated as of January
              21, 1994 (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No.
              0-12102, for the quarter ended January 29, 1994 and incorporated herein by reference).
 10.26  --    Amendment dated January 15, 1995 to Lease between Registrant and Nash Family
              Investment Properties and Tamposi Family Investment Properties and CIII (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No. 0-12102, for the
              quarter ended January 28, 1995 and incorporated herein by reference).
 10.27  --    Lease dated January 13, 1995 between Registrant and Nash Family Investment
              Properties and Ballinger Properties d/b/a Sagamore Industrial Properties (filed as Exhibit 10.2 to Quarterly Report on 10-Q, File No. 0-12102, for the quarter ended January 28, 1995 and incorporated herein by reference).
 10.28  --    Rights Agreement dated as of August 22, 1995 between the Registrant and the
              First National Bank of Boston (filed as Exhibit 4.1 to Current Report on Form
              8-K, File No. 0-12102, dated August 22, 1995 and incorporated herein by reference).
*10.29  --    Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney
              (filed as Exhibit 10.49 to Annual Report on Form 10-K, File No. 0-12102, for
              year ended October 28, 1995 and incorporated herein by reference).
*10.30  --    Amendment to Option Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney (filed as Exhibit 10.50 to Annual Report on Form 10-K, File
              No. 0-12102, for the year ended October 28, 1995 and incorporated herein by reference).
*10.31  --    Amendment to Option Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney (filed as Exhibit 10.51 to Annual Report on Form 10-K, File
              No. 0-12102, for the year ended October 28, 1995 and incorporated herein by reference).
*10.32  --    Amendment to Option Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney. (filed as Exhibit 10.51 to Annual Report on Form 10-K, File
              No. 0-12102, for the year ended October 28, 1995 and incorporated herein by reference).
 10.33  --    Amendment to lease dated March 1, 1992 between Registrant and Equity Property
              Associates I (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No.
              0-12102, for the quarter ended April 27, 1996 and incorporated herein by reference).
 10.34  --    Lease dated November 1, 1995 between Registrant and Equity Property Associates I
              (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No. 0-12102, for
              the quarter ended April 27, 1996 and incorporated herein by reference).
 10.35  --    Lease dated November 1, 1995 between Registrant and Equity Property Associates I
              (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q, File No. 0-12102, for
              the quarter ended April 27, 1996 and incorporated herein by reference).
 10.36  --    Amendment to lease dated March 1, 1992 between Registrant and Equity Property
              Associates I (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q, File No.
              0-12102, for the quarter ended April 27, 1996 and incorporated herein by reference).
 10.37  --    Revolving Credit Agreement dated July 10, 1996 between Registrant and The First
              National Bank of Boston (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q,
              File No. 0-12102, for the quarter ended July 27, 1996 and incorporated herein by reference).
 10.38  --    Agreement and Plan of Merger dated as of December 4, 1996 among the Registrant,
              Hadco Acquisition Corp. and Zycon Corporation (filed as Exhibit (c)(1) to the
              Schedule 14D-1 filed by the Registrant on December 11, 1996 and incorporated herein by reference).
 10.39  --    Stockholders Agreement dated December 4, 1996 among Registrant and the parties named therein (filed as Exhibit (c)(2) to the Schedule 14D-1 filed by the
              Registrant on December 11, 1996 and incorporated herein by reference).
 10.40  --    Revolving Credit Agreement dated as of January 1997 between the Registrant and the First National Bank of Boston.
*10.41  --    Officer and Business Unit Manager Bonus Plan.

EXHIBIT
-------
*10.42   --    Executive Incentive Compensation Deferred Bonus Plan.
 11      --    Statement Re: Computation of Per Share Earnings.
 24      --    Consent of Arthur Andersen LLP.

---------------

(*) Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).


(b) REPORTS ON FORM 8-K

     None

(c) EXHIBITS

     The Company hereby files as part of this Form 10-K the exhibits listed in
Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, NW, Room 1024, Washington, D.C., and at the Commission's regional offices at 219 South Dearborn Street, Room 1204, Chicago, Illinois; 26 Federal Plaza, Room 1102, New York, New York and 5757 Wilshire Boulevard, Suite 1710, Los Angeles, California. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates.

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

                                            HADCO CORPORATION


                                            By:       /S/ ANDREW E. LIETZ
                                                --------------------------------
                                                  ANDREW E. LIETZ, PRESIDENT
                                                 CHIEF EXECUTIVE OFFICER AND
                                                            DIRECTOR

Dated: December 20, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                        DATE
                ---------                               -----                        ----
         /S/ HORACE H. IRVINE II            Chairman of the Board and          December 20, 1996
-----------------------------------------   Director
          (HORACE H. IRVINE II)

           /S/ ANDREW E. LIETZ              President and Chief Executive      December 20, 1996
-----------------------------------------   Officer and Director
            (ANDREW E. LIETZ)               (Principal Executive Officer)

           /S/ TIMOTHY P. LOSIK             Vice President, Treasurer and      December 20, 1996
-----------------------------------------   Chief Financial Officer
            (TIMOTHY P. LOSIK)              (Principal Financial Officer
                                            and Principal Accounting
                                            Officer)

          /S/ LAWRENCE COOLIDGE             Director                           December 20, 1996
-----------------------------------------
           (LAWRENCE COOLIDGE)

           /S/ J. STANLEY HILL              Director                           December 20, 1996
-----------------------------------------
            (J. STANLEY HILL)

            /S/ JOHN O. IRVINE              Director                           December 20, 1996
-----------------------------------------
             (JOHN O. IRVINE)

           /S/ MIKAEL SALOVAARA             Director                           December 20, 1996
-----------------------------------------
            (MIKAEL SALOVAARA)

            /S/ JOHN F. SMITH               Director                           December 20, 1996
-----------------------------------------
             (JOHN F. SMITH)

            /S/ OLIVER O. WARD              Director                           December 20, 1996
-----------------------------------------
             (OLIVER O. WARD)

           /S/ PATRICK SWEENEY              Director                           December 20, 1996
-----------------------------------------
            (PATRICK SWEENEY)

           /S/ JOHN E. POMEROY              Director                           December 20, 1996
-----------------------------------------
            (JOHN E. POMEROY)

           /S/ JAMES C. TAYLOR              Director                           December 20, 1996
-----------------------------------------
            (JAMES C. TAYLOR)

                                                                     SCHEDULE II

                       HADCO CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                           ADDITIONS
                                          BALANCE AT       CHARGED TO       DEDUCTIONS        BALANCE AT
                                          BEGINNING        COSTS AND           FROM             END OF
                                          OF PERIOD         EXPENSES        RESERVES(1)         PERIOD
                                          ----------       ----------       -----------       ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
     October 29, 1994...................     $600              234              (109)           $  725
     October 28, 1995...................     $725              277              (152)           $  850
     October 26, 1996...................     $850              329               (79)           $1,100

---------------

(1) Amounts deemed uncollectible.

                                 EXHIBIT INDEX


EXHIBIT
-------
  3.1   --    Restated Articles of Organization of Registrant (filed as Exhibit 3 to the
              Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 29,
              1989 and incorporated herein by reference).

  3.2   --    By-laws of Registrant, as amended (filed as Exhibit 3.2 to Annual Report on Form
              10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

  4     --    Description of Capital Stock, contained in Article 4 of Registrant's Restated
              Articles of Organization (filed as Exhibit 3 to the Quarterly Report on Form
              10-Q, File No. 0-12102, for the quarter ended April 29, 1989 and incorporated herein by reference).

*10.1   --    Registrant's December 5, 1986 Non-Qualified Stock Option Plan (filed as Exhibit
              10.7 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October
              25, 1986 and incorporated herein by reference).

*10.2   --    Form of Stock Option Agreement under Registrant's December 5, 1986 Non-Qualified
              Stock Option Plan (filed as Exhibit 10.6 to Annual Report on Form 10-K, File No.
              0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

*10.3   --    Profit Sharing Plan and Trust of Registrant, as amended through December 9, 1988 and restated effective January 1, 1988 (filed as Exhibit 10.22 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 29, 1988 and incorporated herein by reference).

 10.4   --    Indenture of Lease dated September 15, 1980 among Nash Family Investment
              Properties and Tamposi Family Investment Properties and CIII, as amended (filed as Exhibit 10.64 to Registration Statement No. 2-86810 on Form S-1 and
              incorporated herein by reference).

*10.5   --    Registrant's December 6, 1985 Non-Qualified Stock Option Plan (filed as Exhibit
              10.56 to Annual Report on Form 10-K, File No. 0-12102, for the year ended
              October 26, 1985 and incorporated herein by reference).

 10.6   --    Form of Stock Option Agreement under Registrant's December 6, 1985 Non-Qualified
              Stock Option Plan (filed as Exhibit 10.42 to Annual Report on Form 10-K, File
              No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

 10.7   --    Amendment dated as of January 9, 1986 to Lease between Registrant and Lupe
              Burgstrom dated April 30, 1984 (filed as Exhibit 10.79 to Annual Report on Form
              10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

 10.8   --    Amendment dated as of January 9, 1986 to Lease between Registrant and Freedom
              Associates dated May 17, 1985 (filed as Exhibit 10.80 to Annual Report on Form
              10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

 10.9   --    Amendment dated as of March 7, 1986 to Lease between Registrant and Freedom
              Associates dated December 23, 1980 (filed as Exhibit 10.81 to Annual Report on
              Form 10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

*10.10  --    Registrant's December 1987 Non-Employee Director Stock Option Plan (filed as
              Exhibit 10.64 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

*10.11  --    Form of Stock Option Agreement under Registrant's December 1987 Non-Employee
              Director Stock Option Plan (filed as Exhibit 10.65 to Annual Report on Form
              10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

*10.12  --    Registrant's Non-Qualified Stock Option Plan of December 31, 1987 (filed as
              Exhibit 10.66 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

*10.13  --    Form of Stock Option Agreement under Registrant's Non-Qualified Stock Option
              Plan of December 31, 1987 (filed as Exhibit 10.67 to Annual Report on Form 10-K,
              File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

*10.14  --    Form of Amendment to Stock Option Agreements under Registrant's December 6, 1985 and December 5, 1986 Non-Qualified Stock Option Plans between Registrant and each of Andrew E. Lietz and Patrick Sweeney (filed as Exhibit 10.72 to Annual
              Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).


EXHIBIT
-------
 10.15  --    Lease dated July 15, 1988 between Registrant and C&M Associates I (filed as
              Exhibit 10.67 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 29, 1988 and incorporated herein by reference).

*10.16  --    Registrant's Non-Qualified Stock Option Plan of September 7, 1990 (filed as
              Exhibit 10.67 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 27, 1990 and incorporated herein by reference).

*10.17  --    Form of Stock Option Agreement under Registrant's Non-Qualified Stock Option
              Plan of September 7, 1990 (filed as Exhibit 10.68 to Annual Report on Form 10-K,
              File No. 0-12102, for the year ended October 27, 1990 and incorporated herein by reference).

*10.18  --    Amendment to Profit Sharing Plan and Trust of Registrant dated June 19, 1990
              (filed as Exhibit 10.75 to Annual Report on Form 10-K, File No. 0-12102, for the
              year ended October 27, 1990 and incorporated herein by reference).

 10.19  --    Loan Agreement by and between Registrant and New York State Urban Development
              Corporation ("NYSUDC"); Mortgage between Registrant and Tioga; Note between
              Registrant and NYSUDC; all dated as of April 10, 1991 (filed as Exhibit 10.2 to
              Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 27,
              1991 and incorporated herein by reference).

*10.20  --    Registrant's 1991 Non-Employee Director Stock Option Plan, as amended (filed as
              Exhibit 1 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended May 2, 1992 and incorporated herein by reference).

*10.21  --    Form of Stock Option Agreement under Registrant's 1991 Non-Employee Director
              Stock Option Plan (filed as Exhibit 10.82 to Annual Report on Form 10-K, File
              No. 0-12102, for the year ended October 26, 1991 and incorporated herein by reference).

 10.22  --    Lease dated March 1, 1992 between Registrant and Equity (filed as Exhibit 10.65 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31,
              1992 and incorporated herein by reference).

*10.23  --    Amendment to Retirement Plan of Registrant dated March 10, 1993 (filed as
              Exhibit 10.48 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 30, 1993 and incorporated herein by reference).

*10.24  --    Amendment to Retirement Plan of Registrant dated September 10, 1993 (filed as
              Exhibit 10.49 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 30, 1993 and incorporated herein by reference).

*10.25  --    Employment Agreement between Registrant and Andrew E. Lietz dated as of January
              21, 1994 (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No.
              0-12102, for the quarter ended January 29, 1994 and incorporated herein by reference).

 10.26  --    Amendment dated January 15, 1995 to Lease between Registrant and Nash Family
              Investment Properties and Tamposi Family Investment Properties and CIII (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No. 0-12102, for the
              quarter ended January 28, 1995 and incorporated herein by reference).

 10.27  --    Lease dated January 13, 1995 between Registrant and Nash Family Investment
              Properties and Ballinger Properties d/b/a Sagamore Industrial Properties (filed as Exhibit 10.2 to Quarterly Report on 10-Q, File No. 0-12102, for the quarter ended January 28, 1995 and incorporated herein by reference).

 10.28  --    Rights Agreement dated as of August 22, 1995 between the Registrant and the
              First National Bank of Boston (filed as Exhibit 4.1 to Current Report on Form
              8-K, File No. 0-12102, dated August 22, 1995 and incorporated herein by reference).

*10.29  --    Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney
              (filed as Exhibit 10.49 to Annual Report on Form 10-K, File No. 0-12102, for
              year ended October 28, 1995 and incorporated herein by reference).

*10.30  --    Amendment to Option Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney (filed as Exhibit 10.50 to Annual Report on Form 10-K, File
              No. 0-12102, for the year ended October 28, 1995 and incorporated herein by reference).

*10.31  --    Amendment to Option Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney (filed as Exhibit 10.51 to Annual Report on Form 10-K, File
              No. 0-12102, for the year ended October 28, 1995 and incorporated herein by reference).

EXHIBIT
-------
*10.32  --    Amendment to Option Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney. (filed as Exhibit 10.51 to Annual Report on Form 10-K, File
              No. 0-12102, for the year ended October 28, 1995 and incorporated herein by reference).

 10.33  --    Amendment to lease dated March 1, 1992 between Registrant and Equity Property
              Associates I (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No.
              0-12102, for the quarter ended April 27, 1996 and incorporated herein by reference).

 10.34  --    Lease dated November 1, 1995 between Registrant and Equity Property Associates I
              (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No. 0-12102, for
              the quarter ended April 27, 1996 and incorporated herein by reference).

 10.35  --    Lease dated November 1, 1995 between Registrant and Equity Property Associates I
              (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q, File No. 0-12102, for
              the quarter ended April 27, 1996 and incorporated herein by reference).

 10.36  --    Amendment to lease dated March 1, 1992 between Registrant and Equity Property
              Associates I (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q, File No.
              0-12102, for the quarter ended April 27, 1996 and incorporated herein by reference).

 10.37  --    Revolving Credit Agreement dated July 10, 1996 between Registrant and The First
              National Bank of Boston (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q,
              File No. 0-12102, for the quarter ended July 27, 1996 and incorporated herein by reference).

 10.38  --    Agreement and Plan of Merger dated as of December 4, 1996 among the Registrant,
              Hadco Acquisition Corp. and Zycon Corporation (filed as Exhibit (c)(1) to the
              Schedule 14D-1 filed by the Registrant on December 11, 1996 and incorporated herein by reference).

 10.39  --    Stockholders Agreement dated December 4, 1996 among Registrant and the parties named therein (filed as Exhibit (c)(2) to the Schedule 14D-1 filed by the
              Registrant on December 11, 1996 and incorporated herein by reference).

 10.40  --    Revolving Credit Agreement dated as of January 1997 between the Registrant and the First National Bank of Boston.

*10.41  --    Officer and Business Unit Manager Bonus Plan.

*10.42  --    Executive Incentive Compensation Deferred Bonus Plan.

 11     --    Statement Re: Computation of Per Share Earnings.

 24     --    Consent of Arthur Andersen LLP.

---------------

(*) Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).
