Form 10-Q
period 1997-01-25
HADCO CORP
filed 1997-03-11
CIK 729533

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)
           (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 25, 1997

                                       or

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from             to
                                                -----------    -------------

                         Commission File Number 0-12102


                                HADCO CORPORATION


             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                             04-2393279
-------------                                             ----------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation organization)                    Identification No.)

12A Manor Parkway, Salem, New Hampshire                        03079
---------------------------------------                        -----
(Address of principal executive offices)                   (Zip Code)


                            Telephone: (603) 898-8000
                            -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes X   No
                                           ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant had 10,452,388 shares of Common Stock, $0.05 Par Value, outstanding at March 7, 1997.

                       HADCO CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.                                                          Page

         Financial Information:

         Consolidated Condensed Balance Sheets as of
          January 25, 1997 and October 26, 1996............        3

         Consolidated Condensed Statements of Operations
          for the Quarters ended January 25, 1997 and
          January 27, 1996, respectively..................
                                                                   4
         Consolidated Condensed Statements of Cash Flows
          for the Quarters ended January 25, 1997
          and January 27, 1996, respectively ..............        5

         Notes to Consolidated Condensed Financial
          Statements......................................         6
         Management's Discussion and Analysis of Results
          of Operations and Financial Condition...........        16

Part II.
         Other Information................................        28
         Signatures ......................................        29

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                      (In thousands, except per share data)
                                   (unaudited)

                                     ASSETS
                                     ------

                                                 January 25,      October 26,
                                                    1997             1996
                                                 -----------      -----------

Current Assets:
    Cash and cash equivalents..................   $  8,825         $ 32,786
    Short-term investments.....................      3,264            9,401
    Accounts receivable, net of allowance for
     doubtful accounts of $1,830 in 1997 and
     $1,100 in 1996, respectively..............     72,616           40,622
    Inventories................................     34,107           21,786
    Deferred tax asset.........................      7,483            7,483
    Prepaid and other expenses.................      5,607            1,483
                                                  --------         --------
         Total Current Assets..................    131,902          113,561
Property, Plant and Equipment, net.............    203,639          103,735
Deferred Tax Asset.............................      --               2,117
Acquired Intangible Assets, net................    108,699             --
Other Assets...................................      4,314               88
                                                  --------         --------
                                                  $448,554         $219,501
                                                  ========         ========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
                    ----------------------------------------


Current Liabilities:
 Short-term debt, current portion of long-term
   debt and capital lease obligations..........   $  8,116         $  1,907
 Accounts payable..............................     69,709           42,265
 Accrued payroll and other employee benefits...     19,771           17,592
 Other accrued expenses........................     12,234            8,236
                                                  --------         --------
         Total Current Liabilities.............    109,830           70,000
                                                  --------         --------
Long-Term Debt and Capital Lease Obligations,
  net of current portion.......................    228,168            1,515
                                                  --------         --------
Deferred Tax Liability.........................     30,285            ---
                                                  --------         --------
Other Long-Term Liabilities....................      9,214            9,145
                                                  --------         --------
Commitments and Contingencies (Note 7).........
Stockholders' investment:
         Common stock, $.05 par value -
           Authorized 25,000 shares
           Issued and outstanding 10,444 in 1997
           and 10,382 in 1996...................       523              521
Paid-in capital.................................    32,283           30,939
Deferred compensation...........................      (209)            (240)
Retained earnings...............................    38,460          107,621
                                                  --------         --------
  Total Stockholders' Investment................    71,057          138,841
                                                  --------         --------
                                                  $448,554         $219,501
                                                  ========         ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                    unaudited
                                    ---------
                        (In thousands, except share data)

                                                            Quarter Ended
                                                      --------------------------
                                                      January 25,    January 27,
                                                          1997           1996
                                                      -----------    -----------

Net Sales                                             $   111,536    $    76,481

Cost of Sales                                              86,681         56,999
                                                      -----------    -----------
         Gross Profit                                      24,855         19,482

Selling, General and
 Administrative Expenses                                    9,298          7,948

 Write-off of acquired in-process
  Research & Development                                   78,000           --
                                                      -----------    -----------

         Income (Loss) from Operations                    (62,443)        11,534

Interest Income                                               880            355

Interest Expense                                             (933)           (95)
                                                      -----------    -----------

         Income (Loss) Before Provision for Income        (62,496)        11,794
         Taxes

Provision for Income Taxes                                  6,665          4,603
                                                      -----------    -----------
         Net Income (Loss)                            $   (69,161)   $     7,191
                                                      ===========    ===========

Net Income (Loss) Per Share                           $     (6.64)   $       .65
                                                      ===========    ===========
Weighted Average Shares Outstanding                    10,413,306     11,104,375
                                                      ===========    ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                    unaudited
                                    ---------
                                 (In thousands)
                                                              Quarter Ended
                                                        -------------------------
                                                        January 25,   January 27,
                                                           1997           1996
                                                         ---------     --------

Total Cash Provided by Operating Activities              $   8,331     $  9,450
                                                         ---------     --------
Cash Flows From Investing Activities:
   Net sales of short-term investments                       6,137        1,933
   Purchases of property, plant and equipment              (11,011)     (13,713)
   Proceeds from sale of property, plant and
     equipment                                                --            194
   Acquisition of Zycon Corporation, net of cash
     acquired of $2,824                                   (209,661)        --
                                                         ---------     --------
Net Cash Used In Investing Activities                     (214,535)     (11,586)
                                                         ---------     --------
Cash Flows From Financing Activities:
   Principal payments under capital lease obligations         (413)        (630)
   Principal payments of long-term debt                    (33,690)         (22)
   Proceeds from issuance of long-term debt                215,000         --
   Proceeds from exercise of stock options                     328        2,952
   Tax benefit from exercise of options                      1,018         --
                                                         ---------     --------
Net Cash Provided by Financing Activities                  182,243        2,300
                                                         ---------     --------
Net increase (decrease) in Cash and Cash Equivalents       (23,961)         164
Cash and Cash Equivalents Beginning of Period               32,786       21,307
                                                         ---------     --------

Cash and Cash Equivalents End of Period                  $   8,825     $ 21,471
                                                         =========     ========
Supplemental disclosure of cash flow information:

   Cash paid during period for:
      Interest                                           $     311     $   --
                                                         ---------     --------
      Income taxes (net of refunds)                      $     405     $  3,101
                                                         =========     ========
Acquisition of Zycon Corporation
   Fair value of assets acquired                         $ 212,509         --
   Liabilities assumed                                    (114,993)        --
   Cash paid                                              (204,885)        --
   Acquisition costs incurred                               (7,600)        --
   Write-off of acquired in-process
     research and development                               78,000         --
                                                         ---------     --------
   Goodwill                                              $ (36,969)        --
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

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)
                                   -----------


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Hadco Corporation's (the "Company") principal products are complex multilayer rigid printed circuits and backplane assemblies. The consolidated financial statements reflect the application of certain accounting policies. For information as to the significant accounting policies followed by the Company and other financial and operating information, see this note and elsewhere in the accompanying notes to consolidated condensed financial statements, as well as the Company's Form 10-K as filed with the Securities and Exchange Commission ("SEC") on January 9, 1997, Form S-3 as amended and filed with the SEC on February 19, 1997 and Form 8-K/A as filed with the SEC on February 14, 1997. These financial statements should be read in conjunction with the financial statements included in the above-referenced SEC filings.


     Short-Term Investments
     ----------------------

     The Company's investments in held-to-maturity securities are as follows:

                                          (in thousands)
                                  January 25,            October 26,
                                     1997                  1996
                              ------------------     -----------------
                                           Fair                  Fair
                                          Market                Market
                               Cost        Value      Cost       Value         Maturity
                               ----        -----      ----       -----         --------
US Government Securities      $1,000      $  999     $1,000     $  999      Within 1 year
State and Local Securities     2,264       2,264      5,270      5,271      Within 1 year
Corporate Debt Securities        ---         ---      3,131      3,069      Within 1 Year
                              ------      ------     ------     ------

                              $3,264      $3,263     $9,401     $9,339
                              ======      ======     ======     ======


     Foreign Currency Translation
     ----------------------------

     The functional currency of the Company's Malaysian subsidiary is the United States dollar. Accordingly, all translation gains and losses resulting from transactions denominated in currencies other than United States dollars are included in the consolidated statements of operations. To date, the resulting gains and losses have not been material.

     Reclassification
     ----------------

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

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)
                                   -----------

     Interim Financial Statements
     ----------------------------

     The accompanying consolidated balance sheet as of January 25, 1997, and the consolidated statements of operations and cash flows for the three-month periods ended January 27, 1996 and January 25, 1997 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended January 25, 1997 are not necessarily indicative of results to be expected for the entire year.

     Net Income (Loss) Per Share
     ---------------------------

     Net Income Per Share was computed based on the weighted average number of common and common equivalent shares outstanding during each year. Common equivalent shares include outstanding stock options. Fully diluted net income (loss) per share has not been separately presented as it would not be materially different from net income (loss) per share as presented.

2.   Acquisition of Zycon
     --------------------

     On January 10, 1997, the Company acquired substantially all of the outstanding common stock of Zycon Corporation ("Zycon"). The acquisition was financed by a new bank credit facility of up to $250,000,000, of which the Company borrowed approximately $215,000,000, upon consummation of the acquisition (see Note 5). The acquisition is being accounted for as a purchase in accordance with APB Opinion No. 16, and accordingly, Zycon's operating results from January 10, 1997 are included in the accompanying consolidated financial statements.

     In accordance with APB Opinion No. 16, the Company has allocated the purchase price based on the fair value of assets acquired and liabilities assumed. A significant portion of the purchase price, as described below, has been identified in an independent appraisal as intangible assets using proven valuation procedures and techniques, including approximately $78,000,000 of in-process research and development ("in-process R&D"). Acquired intangibles include developed technology, customer relationships, assembled workforce and trade names/trademarks. These intangibles are being amortized over their estimated useful lives of 12 to 30 years.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)
                                   -----------


2.   Acquisition of Zycon (Continued)
     --------------------------------

     The portion of the purchase price allocated to the in-process R&D projects that did not have a future alternative use totaled $78,000,000 and was charged to expense as of the acquisition date. Due to a difference in the bases of certain assets for financial statement and income tax purposes, deferred income taxes of $28,800,000 have been provided as part of the purchase price allocation in accordance with SFAS No. 109.

     The aggregate purchase price of $212,485,000, including acquisition costs, was allocated as follows:

                                                         (in thousands)
                                                           ---------
     Current Assets....................................... $  41,790
     Property, plant and equipment........................    95,193
     Acquired intangibles.................................    72,000
     In-process R&D.......................................    78,000
     Other assets.........................................     3,526
     Goodwill.............................................    36,969
     Liabilities assumed..................................  (114,993)
                                                           ---------
                                                           $ 212,485
                                                           =========

     Unaudited pro forma operating results for the Company, assuming the acquisition of Zycon occurred on October 29, 1995 are as follows:

                                         Three Months Ended
                                         ------------------
                                     (in thousands, except per
                                            share data)
                                   January 25,      January 27,
                                      1997              1996
                                    --------         --------

     Net sales...................   $172,547         $129,901
     Net Income..................      8,275            8,167
     Net Income per share........   $    .76         $    .74


     For purposes of these pro forma operating results, the in-process R&D was assumed to have been written off prior to October 29, 1995, so that the operating results presented include only recurring costs.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)
                                   -----------


3.   Inventories
     -----------

     Inventories are stated at the lower of cost, first-in, first-out (FIFO), or market and consist of the following (in thousands):

                                    January 25,     October 26,
                                       1997            1996
                                    -----------     -----------

     Raw Material...................  $12,668         $ 8,008
     Work-in-process................   21,439          13,778
                                      -------         -------
                                      $34,107         $21,786
                                      =======         =======

4.   Intangible Assets
     -----------------

     The Company assesses the realizability of its acquired intangible assets in accordance with SFAS No.121, Accounting for the Impairment of Long-Lived
     Assets and for Long-Lived Assets to be Disposed of. Under SFAS No. 121, the
     Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. Intangible assets are amortized on a straight-line basis, based on their estimated lives, as follows:

                                           Estimated     January 25,
                                             Life           1997
                                            --------     -----------
                                                            (in
                                                         thousands)
     Developed technology...............    12 years     $ 30,000
     Customer relations.................    25 years       19,000
     Assembled workforce................    12 years       10,000
     Trade names/trademarks.............    30 years       13,000
     Goodwill...........................    20 years       36,969
                                                         --------
                                                          108,969
     Less -- Accumulated amortization...                     (270)
                                                         --------
                                                         $108,699
                                                         ========

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)
                                   -----------

5.   Lines of Credit
     ---------------

     Prior to the acquisition of Zycon discussed in Note 2, the Company had an unsecured Revolving Credit and Term Loan Agreement with a bank. The agreement provided for up to $15,000,000 in revolving credit until June 30, 1997. The Company could designate the rate of interest at either the Eurodollar Rate plus 0.6%, or the bank's base rate. As of October 26, 1996, no amounts were outstanding under this line of credit.

     In connection with the Zycon acquisition discussed in Note 2, the Company entered into a $250,000,000 unsecured Revolving Credit Agreement (the "Agreement") with a bank, replacing the previous $15,000,000 agreement described above. The Agreement provides for direct borrowings or letters of credit and expires January 8, 2002. Borrowings under the Agreement bear interest, at the Company's option, at either; (i) the Eurodollar rate plus a margin ranging between .5% and 1.125%, based on a certain financial ratio of the Company, or (ii) the Base Rate, as defined. The Company is required to pay a quarterly commitment fee ranging from .2% to .375%, based on a certain financial ratio of the Company, of the unused commitment under the Agreement. If the Company obtains certain debt financing, as defined, the bank may require the Company to repay up to $150,000,000 of amounts outstanding under the Agreement. At January 25, 1997, borrowings of $215,000,000 were outstanding under the agreement at a weighted average interest rate of 6.68%.

     The Agreement places several restrictions on the Company, including limitations on mergers, acquisitions and sales of a substantial portion of its assets, as well as certain limitations on liens, guarantees, additional borrowings, changes in the Company's capitalization, as defined, and investments. The Agreement also requires the Company to maintain certain financial covenants, including minimum levels of consolidated net worth, a maximum ratio of funded debt to EBITDA, maximum capital expenditures and interest coverage, as defined, during the term of the Agreement. At January 25, 1997, the Company was in compliance with all loan covenants.

     The Company has a line of credit arrangement with a Malaysian bank denominated in Malaysian ringgits and U.S. dollars for aggregate borrowings of approximately $4.4 million for the purpose of acquiring land, facilities and equipment for the Company's Malaysian subsidiary. The arrangement is renewable annually. At January 25, 1997, there was $2,929,000 outstanding under this arrangement at a weighted average interest rate of approximately 10%.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                                   (unaudited)
                                   -----------


6.   Long-Term Debt
     --------------

     Long-term debt consists of the following:
                                                    (in thousands)
                                                    --------------

                                               January 25,   October 26,
                                                  1997          1996
                                               -----------   -----------
     Loan agreements in connection with
      the expansion of a building. The
      loans bear interest at rates from
      1% to 7% through March 2011 and are
      collateralized by property and an
      irrevocable letter of credit.
      Payments of principal and
      interest are due quarterly.               $    893       $   916

     Revolving credit agreement (Note 5)         215,000           ---

     Loan agreements in connection with
      the purchase of manufacturing
      equipment.  The loans bear
      interest at 7.17% to 11.37%, are
      payable in monthly installments
      of principal and interest through
      June 2001, and are collateralized
      by machinery and equipment                  15,331           ---

     Line of credit arrangement with a
      Malaysia bank (Note 5)                       2,929           ---

     Obligations under capital leases              2,131         2,506
                                                --------       -------
                                                 236,284         3,422
     Less--Current portion                         8,116         1,907
                                                --------       -------
                                                $228,168       $ 1,515
                                                ========       =======


7.   Environmental matters
     ---------------------

     During March 1995, the Company received a Record of Decision ("ROD") from the New York State Department of Environmental Conservation ("NYSDEC"), regarding soil and groundwater contamination at its Owego, New York facility. Based on a Remedial Investigation and Feasibility Study ("RIFS") for apparent on-site contamination at that facility and a Focused Feasibility Study ("FFS"), each prepared by environmental consultants of the Company, the NYSDEC has approved a remediation program of groundwater withdrawal and treatment and interactive soil flushing. The Company recently executed a

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                                   (Unaudited)
                                   -----------


7.   Environmental matters (continued)
     ---------------------------------

     Modification of the Order on Consent to implement the approved ROD. The cost, based upon the FFS, to implement this remediation is estimated to be $4.6 million, and is expected to be expended as follows: $260,000 for capital equipment and $4.3 million for operation and maintenance costs which will be incurred and expended over the estimated life of the program of 30 years. NYSDEC has requested that the Company consider taking additional samples from a wetland area near the Company's Owego facility. Analytical reports of earlier sediment samples indicated the presence of certain inorganics. There can be no assurance that the Company and/or other third parties will not be required to conduct additional investigations and remediation at that location, the costs of which are currently indeterminable due to the numerous variables described in the fifth paragraph of this Environmental Matters note.

     From 1974 to 1980, the Company operated a printed circuit manufacturing facility in Florida as a lessee of property that is now the subject of a pending lawsuit (the "Florida Lawsuit") and investigation by the Florida Department of Environmental Protection ("FDEP"). On June 9, 1992, the Company entered into a Cooperating Parties Agreement in which it and Gould, Inc., another prior lessee of the site, have agreed to fund certain assessment and feasibility study activities at the site, and an environmental consultant has been retained to perform such activities. The cost of such activities is not expected to be material to the Company. In addition to the Cooperating Parties Agreement, Hadco and others are participating in alternative dispute resolution regarding the site with an independent mediator. In connection with the mediation, in February 1997 the FDEP presented computer-generated estimates of remedial costs, for activities expected to be spread over a number of years that ranged from approximately $3.3 million to $9.7 million. Mediation sessions were conducted in March 1992 but have been suspended during the ongoing assessment and feasibility activities. Management believes it is likely that it will participate in implementing a continuing remedial program for the site, the costs of which are currently unknown. Also see the seventh paragraph of this Environmental Matters note relating to the Company's having been named as a third-party defendant in the Florida Lawsuit.

     The Company has commenced the operation of a groundwater extraction system at its Derry, New Hampshire facility to address certain groundwater contamination and migration control issues. Because of the uncertainty regarding both the quantity of contaminants beneath

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                                   (Unaudited)
                                   -----------


7.   Environmental matters (continued)
     ---------------------------------

     the building at the site and the long-term effectiveness of the groundwater migration control system the Company has installed, it is not possible to make a reliable estimate of the length of time remedial activity will have to be performed. However, it is anticipated that the groundwater extraction system will be operated for at least 30 years. There can be no assurance that the Company will not be required to conduct additional investigations and remediation relating to the Derry facility. The total costs of such groundwater extraction system and of conducting any additional investigations and remediation relating to the Derry facility are not fully determinable due to the numerous variables described in the fifth paragraph of this Environmental Matters note.

     Included in selling, general and administrative (SG&A) expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During fiscal 1996 and for the three months ended January 25, 1997, the Company made, and charged to SG&A expenses, actual payments of approximately $680,000 and $70,000, respectively, for environmental matters. In 1996, the Company also accrued and charged to SG&A expenses approximately $1,825,000 as a cost estimate for environmental matters.

     The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated. The cost estimates relating to future environmental clean-up are subject to numerous variables, the effects of which can be difficult to measure, including the stage of the environmental investigations, the nature of potential remedies, possible joint and several liability, the magnitude of possible contamination, the difficulty of determining future liability, the time over which remediation might occur, and the possible effect of changing laws and regulations. The total reserve for environmental matters currently identified by the Company amounted to $10.0 million at October 26, 1996 and January 25, 1997. The current portion of these costs as of October 26, 1996 and January 25, 1997, amounted to approximately $900,000 in each period, and is included in Other accrued expenses. The long-term portion of these costs amounted to approximately $9.1 million and $9.2 million as of October 26, 1996 and January 25, 1997, respectively, and is reported under the caption Other Long-Term Liabilities. Based on its assessment at the current time, management estimates the cost of ultimate disposition of the above known environmental matters to range from approximately $7.0 million to $12.0 million, and is expected to be spread over a number of years. Management believes the ultimate disposition of the above known environmental matters will not have a material adverse effect

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                                   (Unaudited)
                                   -----------


7.   Environmental matters (continued)
     ---------------------------------

     on the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

     The Company is one of 33 entities which have been named as potentially responsible parties in a lawsuit pending in the federal district court of New Hampshire concerning environmental conditions at the Auburn Road, Londonderry, New Hampshire landfill site. Local, state and federal entities and certain other parties to the litigation seek contribution for past costs, totaling approximately $20 million, allegedly incurred to assess and remedy the Auburn Road site. In December 1996, following publication and comment period, the U.S. Environmental Protection Agency ("EPA") amended the ROD to change the remedy at the Auburn Road site from active groundwater remediation to future monitoring. Other parties to the lawsuit also allege that future monitoring will be required. The Company is contesting liability, but is participating in mediation with 27 other parties in an effort to resolve the lawsuit.

     In connection with the Florida Lawsuit (as described in the second paragraph of this Environmental Matters section), pending the Circuit Court of Broward County, Florida, Hadco and Gould, Inc., another prior lessee of the site of the printed circuit manufacturing facility in Florida, was each served with a third-party complaint in June 1995, as third-party defendants in such pending Florida Lawsuit by a party who had previously been named as a defendant when the Florida Lawsuit was commenced in 1993 by the FDEP. The Florida Lawsuit seeks damages relating to environmental pollution and FDEP costs and expenses, civil penalties, and declaratory and injunctive relief to require the parties to complete assessment and remediation of soil and groundwater contamination. The other parties include alleged owners of the property.

     In March 1993, the EPA notified Zycon of its potential liability for maintenance and remediation costs in connection with a hazardous waste disposal facility operated by Casmalia Resources, a California Limited Partnership, in Santa Barbara County, California. The EPA identified Zycon as one of the 65 generators which had disposed the greatest amounts of materials at the site. Based on the total tonnage contributed by all generators, Zycon's share is estimated at approximately 0.2% of the total weight.

     The Casmalia site was regulated by the EPA during the period when the material was accepted. There is no allegation that Zycon

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                                   (Unaudited)
                                   -----------


7.   Environmental matters (continued)
     ---------------------------------

     violated any law in the disposal of material at the site, rather the EPA's actions stemmed from the fact that Casmalia Resources may not have the financial means to implement a closure plan for the site and because of Zycon's status as a generator of hazardous waste.

     In September 1996, a Consent Decree among the EPA and 48 entities (including Zycon) acting through the Casmalia Steering Committee ("CSC") was lodged with the United States District Court in Los Angeles, California, which must approve the agreement. Although this approval is pending, work has started under the Consent Decree. The Consent Decree sets forth the terms and conditions under which the CSC will carry out work aimed at final closure of the site. Certain closure activities will be performed by the CSC. Later work will be performed by the CSC, if funded by other parties. Under the Consent Decree, the settling parties will work with the EPA to pursue the non-settling parties to ensure they participate in contributing to the closure and long-term operation and maintenance of the facility.

     The future costs in connection with the lawsuits described in the above paragraphs are currently indeterminable due to such factors as the unknown timing and extent of any future remedial actions which may be required, the extent of any liability of the Company and of other potentially responsible parties, and the financial resources of the other potentially responsible parties. Management currently believes, based on the facts currently known to it, that it is probable that the ultimate dispositions of the above lawsuits will not have a material adverse effect on the Company's business and financial condition; however, there can be no assurance that this will be the case.

8.   Subsequent Event
     ----------------

     On February 19,1997, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, in connection with the Company's intent to issue and sell 2,000,000 shares of its Common Stock and to issue and sell $100,000,000 of Convertible Subordinated Notes due 2004.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report including, without limitation, "Environmental Matters," are forward-looking statements that involve risks and uncertainties. Any forward-looking statements should be considered in light of the factors described below under "Factors That May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this quarterly report, the words "anticipates," "believes," "expects," "intends'" "future'" "could'" and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

RESULTS OF OPERATIONS
---------------------

First Quarter
-------------

Net sales for the three months ended January 25, 1997 increased 45.8% over net sales for the three months ended January 27, 1996. The increase resulted from several factors including the acquisition of Zycon, which added $11.6 million to printed circuit net sales after January 10, 1997, and an increase in both backplane assembly and printed circuit net sales excluding Zycon. Backplane assembly net sales increased due to higher product volume and shipments. Printed circuit net sales increased due to higher production volume and shipments and a shift toward products with more layers and greater densities. The increase in printed circuit net sales was partially offset by a decrease in average pricing of 3.2%. Net sales from backplane assemblies increased to 16.3% of total net sales, from 10.5% in the first three months of fiscal 1996.

The gross profit margin decreased to 22.3% in the three months ended January 25, 1997 from 25.5% in the comparable period in fiscal 1996. The decrease resulted from increased investment in new capacity at certain facilities, lower overall gross margins from the Zycon operations (including ongoing start-up expenses associated with the volume production facility in Malaysia) and the change in product mix related to the increase in backplane assembly operations.

Selling, general and administrative (SG&A) expenses, as a percent of net sales, decreased to 8.3% in the three months ended January 25, 1997 from 10.4% in the comparable period of fiscal 1996, due to increased net sales and the fixed nature of the Company's SG&A expenses.

Income from operations for the three months ended January 25, 1997 was reduced by $78 million due to a non-recurring write-off relating to acquired in-process research and development recorded in connection with the Zycon acquisition. The remaining goodwill and purchased intangibles will be amortized over 12 to 30 years, with an average amortization period of 17 years, which will reduce income from operations by approximately $1.6 million per fiscal quarter. For the three months ended January 25, 1997, income from operations was reduced by goodwill

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter (Continued)
-------------------------

and purchased intangibles amortization of $270,000, which represented the amortization for the 15 day period following the Zycon acquisition.

Excluding the non-recurring write-off of $78 million for acquired in-process research and development, operating margins decreased slightly to 13.9% for the three months ended January 25, 1997 from 15.1% in the comparable period in fiscal 1996, primarily as a result of the same factors affecting gross profit margins, and of goodwill amortization from the Zycon acquisition.

Interest income increased in the three months ended January 25, 1997 as compared to the three months ended January 27, 1996, due to higher daily average cash balances available for investing. Interest expense increased in the three months ended January 25, 1997 as compared to the three months ended January 27, 1996, due to an increase in outstanding debt as as a result of the Zycon acquisition.

The Company includes in SG&A expenses charges for actual expenditures and accruals, based on estimates, for environmental matters. To the extent and in amounts Hadco believes circumstances warrant, it will continue to accrue and charge to SG&A expenses cost estimates relating to environmental matters. The Company believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period. See
Note 7 of Notes to the Company's Consolidated Condensed Financial Statements.

The Company believes that excess capacity may exist in the printed circuit and electronic assembly industries, as well as fluctuating growth rates in the electronics industry as a whole. Both factors could have a material adverse effect on future orders and pricing. The Company also believes that the potential exists for a shortage of materials in such industries, which could have a material adverse effect on future unit costs.

Income Taxes
------------

In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis, using its effective annual income tax rate. Although the Company has incurred a loss before income taxes during the three months ended January 25, 1997, the Company has recorded an income tax provision because the write-off of acquired in-process research and development is not deductible for income tax purposes. Without taking into consideration the write-off of acquired in-process research and development, the Company anticipates an effective

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes (Continued)
------------------------

annual income tax rate for fiscal 1997 of 43%, which is more than the expected combined federal and state statutory rates. This difference is caused primarily by anticipated losses incurred by the Company's Malaysian volume production facility which are not tax deductible. These items are partially offset by tax advantaged investment income, the tax benefit of the Company's foreign sales corporation and various state investment tax credits. The effective tax rate for fiscal 1997 is based on current tax laws.

Liquidity and Capital Resources
-------------------------------

At January 25, 1997, the Company had working capital of approximately $22.1 million and a current ratio of 1.20, compared to working capital of approximately $41.7 million and a current ratio of 1.79 at January 27, 1996. Cash, cash equivalents and short-term investments at January 25, 1997 were approximately $12.1 million, a decrease of $22.6 million from approximately $34.7 million at January 27, 1996.

In January 1997, the Company obtained a senior revolving credit loan facility for up to $250 million from The First National Bank of Boston (the "Credit Facility") (i) primarily to finance the purchase of the shares of Common Stock of Zycon pursuant to the tender offer completed by the Company on January 10, 1996. (ii) to refinance Zycon's existing bank credit agreements, and (iii) for working capital and other general corporate purposes. Interest on loans outstanding under the Credit Facility is, at the Company's election, payable to either (1) the higher of the lender's base rate or a floating rate equal to 1.5% over the prevailing U.S. federal funds rate, or (2) a Eurodollar Rate, which is a fixed rate equal to an applicable Eurodollar rate margin plus the prevailing Eurodollar rate of interest periods of one, two, three or six months. At January 25, 1997, $215 million was outstanding under the Credit Facility. The Credit Facility will terminate in five years. The Company currently expects that a majority of any net proceeds that may be received if and when the proposed Common Stock and Convertible Subordinated Note offering filed with the Securities and Exchange Commission on February 19, 1997 is completed would be used to repay a portion of the outstanding balance on the Credit Facility.

The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations, and any sales of securities, will be sufficient to fund its anticipated working capital, capital expenditure and debt payment requirements through fiscal 1997. Because the Company's capital requirements cannot be predicted with certainty, however, there is no assurance that the Company will not require additional financing during this period. There is no assurance that any additional financing will be available on terms satisfactory to the Company or not disadvantageous to the Company's security holders.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Factors That May Affect Future Results
--------------------------------------

The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

Dependence on Electronics Industry
----------------------------------

The Company's principal customers are electronics OEMs and contract manufacturers in the computing (mainly workstations, servers, mainframes, storage and notebooks), data communications/telecommunications and industrial automation industries, including process controls, automotive, medical and instrumentation. These industry segments, and the electronics industry as a whole, are characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. Discontinuance or modifications of products containing components manufactured by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the electronics industry is subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A recession or any other event leading to excess capacity or a downturn in the electronics industry would likely result in intensified price competition, reduced gross margins and a decrease in unit volume, all of which would have a material adverse effect on the Company's business, financial condition and results of operations.

Fluctuations in Quarterly Operating Results
-------------------------------------------

The Company's quarterly operating results have varied and may continue to fluctuate significantly. At times in the past, the Company's net sales and net income have decreased from the prior quarter. Operating results are affected by a number of factors, including the timing and volume of orders from and shipments to customers relative to the Company's manufacturing capacity, level of product and price competition, product mix, the number of working days in a particular quarter, trends in the electronics industry and general economic factors. In recent years, the Company's gross margins have varied primarily as a result of capacity utilization, product mix, lead times, volume levels and complexity of customer orders. There can be no assurance that the Company will be able to manage the utilization of manufacturing capacity or product mix in a manner that would maintain or improve gross margins or the Company's business, financial condition and results of operations. The timing and volume of orders placed by the Company's customers vary due to customer attempts to manage inventory, changes in customers' manufacturing strategies and variation in demand for customer products.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Fluctuations in Quarterly Operating Results (Continued)
-------------------------------------------------------

An interruption in manufacturing resulting from shortages of parts or equipment, fire, earthquake or other natural disaster, equipment failure or otherwise would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's expense levels are relatively fixed and are based, in part, on expectations of future revenues. Consequently, if revenue levels are below expectations, this occurrence is likely to materially adversely affect the Company's business, financial condition and results of operations. Results of operations in any period are not necessarily indicative of the results to be expected for any future period. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the price of the Company's securities.

Variability of Orders
---------------------

The level and timing of orders placed by the Company's customers vary due to a number of factors, including customer attempts to manage inventory, changes in the customers' manufacturing strategies and variation in demand for customer products due to, among other things, technological change, new product introductions, product life-cycles, competitive conditions or general economic conditions. Since the Company generally does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based on discussions with its customers. A substantial portion of sales in a given quarter may depend on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. The Company relies on its estimate of anticipated future volumes when making commitments regarding the level of business that it will seek and accept, the mix of products that it intends to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. A significant portion of the Company's released backlog at any time may be subject to cancellation or postponement without penalty. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect the Company's business, financial condition and results of operations.

Acquisitions
------------

The Company acquired 100% of the capital stock of Zycon, a manufacturer of electronic interconnect products, on January 10, 1997 (the "Zycon acquisition"). Zycon currently operates as a wholly-owned subsidiary of the Company. The Company has limited experience in integrating acquired

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Acquisitions (Continued)
------------------------

companies or technologies into its operations. Therefore, there can be no assurance that the Company will operate the acquired business profitably during the next year or in the future. Contemporaneous with the Zycon acquisition, nine senior management personnel of Zycon were terminated. There can be no assurance that the Company will not be materially adversely affected by such terminations or that the Company will be able to retain key personnel at Zycon. Accordingly, operating expenses associated with the acquired business may have a material adverse effect on the Company's business, financial condition and results of operations in the future.

The Company may from time to time pursue the acquisition of other companies, assets, products or technologies. The Company may incur additional indebtedness in connection with a future business acquisition, and the incurrence of substantial amounts of debt in connection with future acquisitions could increase the risk of the Company's operations. If the Company's cash flow and existing working capital are not sufficient to fund its general working capital requirements or to service its indebtedness, the Company would have to raise additional funds through the sale of its equity securities, the refinancing of all or part of its indebtedness or the sale of assets or subsidiaries. There can be no assurance that any of these sources of funds would be available in amounts sufficient for the Company to meet its obligations. The cost of debt financing may also impair the ability of the Company to maintain adequate working capital or to make future acquisitions. In addition, the issuance of additional shares of Common Stock in connection with future acquisitions could be dilutive to existing investors. Acquisitions involve a number of operating risks that could materially adversely affect the Company operating results, including the diversion of management's attention to assimilate the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets, and the potential loss of key employees of the acquired companies. Furthermore, acquisitions may involve business in which the Company lacks experience. There can be no assurance that the Company will be able to manage one or more acquisitions successfully, or that the Company will be able to integrate the operations, products or personnel gained through any such acquisitions without a material adverse effect on the Company's business, financial condition and results of operations.

Competition
-----------

The electronic interconnect industry is highly fragmented and characterized by intense competition. The Company believes that it major competitors are the large U.S. and international independent and captive producers that also manufacture multilayer printed circuits and provide backplane and other electronic assemblies. Some of these competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Competition (Continued)
-----------------------

Company. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than the Company.

During periods of recession or economic slowdown in the electronics industry and other periods when excess capacity exists, electronics OEMs become more price sensitive, which could have a material adverse effect on interconnect pricing. In addition, the Company believes that price competition from printed circuit manufacturers in Asia and other locations with lower production costs may play an increasing role in the printed circuit markets in which the Company competes. The Company's basic interconnect technology is generally not subject to significant proprietary protection, and companies with significant resources or international operation may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. The demand for printed circuits has continued to be affected by the development of smaller, more powerful electronic components requiring less printed circuit area. Expansion of the Company's existing products or services could expose the Company to new competition. Moreover, new developments in the electronics industry could render existing technology obsolete or less competitive and could potentially introduce new competition into the industry. There can be no assurance that the Company will continue to compete successfully against present and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.

Technological Change, Process Development and Process Disruption
----------------------------------------------------------------

The market for the Company's products and services is characterized by rapidly changing technology and continuing process development. The future success of the Company's business will depend in large part upon its ability to maintain and enhance its technological capabilities, develop and market products and services that meet changing customer needs and successfully anticipate or respond to technological changes, on a cost-effective and timely basis. In addition, the electronic interconnect industry could in the future encounter competition from new technologies that render existing electronic interconnect technology less competitive or obsolete, including technologies that may reduce the number of printed circuits required in electronic components. There can be no assurance that the Company will effectively respond to the technological requirements of the changing market. To the extent the Company determines that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment are likely to continue to require

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Technological Change, Process Development, etc. (Continued)
-----------------------------------------------------------

significant capital investment by the Company. There can be no assurance that capital will be available for this purpose in the future or that investments in new technologies will result in commercially viable technological processes or that there will be commercial applications for these technologies. Moreover, the Company's business involves highly complex manufacturing processes that have in the past and could in the future be subject to periodic failure or disruption. Process disruptions can result in delays in certain product shipments. There can be no assurance that failure or disruptions will not occur in the future. The loss of revenue and earnings to the Company from such a technological change, process development or process disruption, as well as any disruption of the Company's operations resulting from a natural disaster such an earthquake, fire or flood, could have a material adverse effect on the Company's business, financial condition, and results of operations.

Malaysia Facility
-----------------

Zycon recently completed construction of a volume manufacturing facility for printed circuits in Malaysia. Hadco's management has no experience in operating foreign manufacturing facilities, and there can be no assurance that the Company will be able to operate the new facility on a profitable basis. The Company expects that the Malaysia facility will incur operating losses during future quarters of operations as a result of various factors, including, without limitation, initial operating inefficiencies, other start-up costs, and price competition for the products which the Company intends to produce at the new facility. Losses incurred in its Malaysia operations will not be deductible for United States income tax purposes. International operations are also subject to a number of risks, including unforeseen changes in regulatory requirements, exchange rates, tariffs and other trade barriers, misappropriation of intellectual property, currency fluctuations, and political and economic instability.

Customer Concentration
----------------------

During the past several years, the Company's sales to a small number of its customers have accounted for a significant percentage of the Company's annual net sales. During fiscal 1994, 1995 and 1996, the Company's ten largest customers accounted for approximately 48%, 46% and 48% of net sales, respectively, and 43% in fiscal 1996 on a pro forma basis including Zycon. In fiscal 1996, Sun Microsystems accounted for approximately 10% of the net sales of the Company (including Zycon). Given the Company's strategy of developing long-term relationships with high growth companies, the Company's dependence on a number of its most significant customers may increase. There can be no assurance that the Company will be able to identify, attract and retain customers with high growth rates or that the customers that it does attract and retain will continue to grow. Although there can be no assurance that the Company's

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Customer Concentration (Continued)
----------------------------------

principal customers will continue to purchase products and services from the Company at current levels, the Company expects to continue to depend upon its principal customers for a significant portion of its net sales. The loss of or decrease in orders from one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Manufacturing Capacity
----------------------

   The Company believes its long-term competitive position depends in part on its ability to increase manufacturing capacity. The Company may obtain such additional capacity through acquisitions or expansion of its current facilities. Either approach would require substantial additional capital, and there can be no assurance that such capital will be available from cash generated by current operations. Further, there can be no assurance that the Company will be able to acquire sufficient capacity or successfully integrate and manage such additional facilities. In addition, the Company's expansion of its manufacturing capacity has significantly increased and will continue to significantly increase its fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner. The failure to obtain sufficient capacity or to successfully integrate and manage additional manufacturing facilities could adversely impact the Company's relationships with its customers and materially adversely affect the Company's business, financial condition and results of operations. The Company has a large manufacturing facility in Santa Clara, California, and an earthquake or other natural disaster in that area that results in an interruption of manufacturing at such facility would have a material adverse effect on the Company's business, financial condition and results of operations.

Management of Growth
--------------------

The Company has initiated significant expansion, including geographic expansion, of its operations, which has placed, and will continue to place, significant demands on the Company's management, operational, technical and financial resources. These demands are compounded by the Zycon acquisition. The Company expects that expansion will require additional management personnel and the development of further expertise by existing management personnel. The Company's ability to manage growth effectively, particularly given the increasing scope of its operations, will require it to continue to implement and improve its operational, financial and management information systems as well as to further develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage future growth, if any, could have a material adverse

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management of Growth (Continued)
--------------------------------

effect on the Company's business, financial condition and results of operations. Competition for personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future, especially engineering personnel. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

Environmental Matters
---------------------

The Company is subject to a variety of local, state and federal environmental laws and regulations relating to the storage, use, discharge and disposal of chemicals, solid waste and other hazardous materials used during its manufacturing process, as well as air quality regulations and restrictions on water use. When violations of environmental laws occur, the Company can be held liable for damages and the costs of remedial actions and can also be subject to revocation of permits necessary to conduct its business. Any such revocations could require the Company to cease or limit production at one or more of its facilities, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's failure to comply with present and future regulations could restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations.

Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. The Company operates in several environmentally sensitive locations and is subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, or material storage or handling might require a high level of unplanned capital investment and/or relocation. There can be no assurance that compliance with new or existing regulations will not have a material adverse effect on the Company's business, financial condition and results of operations.

Availability of Raw Materials and Components
--------------------------------------------

While the Company has not entered into any supply agreements and does not have any guaranteed sources of raw materials or components, it routinely purchases raw materials and components from several key material suppliers. Although alternative material suppliers are currently available, a significant unplanned event at a major supplier could have a material adverse effect on the Company's operations. Zycon has experienced shortages of certain types of raw materials in the past. The potential exists for shortages of certain types of raw

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Availability of Raw Materials and Components (Continued)
--------------------------------------------------------

materials or components and any such future shortages or price fluctuations in raw materials could have a material adverse effect on the Company's manufacturing operations and future unit costs, thereby materially adversely affecting the Company's business, financial condition and results of operations. Product changes and the overall demand for electronic interconnect products could increase the industry's use of new laminate materials, standard laminate materials, multilayer blanks, electronic components and other materials, and therefore such materials may not be readily available to the Company in the future. Electronic components used by the Company in producing backplane assemblies are purchased by the Company and, in certain circumstances, the Company may bear the risk of component price fluctuations. There can be no assurance that shortages of certain types of electronic components will not occur in the future. Component shortages or price fluctuations could have a material adverse effect on the Company's backplane assembly business, thereby materially adversely affecting the Company's business, financial condition and results of operations. To the extent that the Company's backplane assembly business expands as a percentage of the Company's net sales, component shortages and price fluctuations could to a greater extent, materially adversely affect the Company's business, financial condition and results of operations.

Dependence on Key Personnel
---------------------------

The Company's future success depends to a large extent upon the continued services of key managerial and technical employees, none of whom, except for the President/Chief Executive Officer, is bound by an employment agreement or a non-competition agreement. The President/Chief Executive Officer's non-competition agreement is for one year after the termination of his employment with the Company. The loss of the services of any of the Company's key employees could have a material adverse affect on the Company. The Company believes that its future success depends on its continuing ability to attract and retain highly qualified technical, managerial and marketing personnel. Competition for such personnel is intense, especially for engineering personnel, and there can be no assurance that the Company will be able to attract, assimilate or retain such personnel. If the Company is unable to hire and retain key personnel, the Company's business, financial condition and results of operations may be materially adversely affected.

Intellectual Property
---------------------

The Company's success depends in part on its proprietary techniques and manufacturing expertise, particularly in the area of complex multilayer printed circuits. The Company has few patents and relies

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Intellectual Property (Continued)
---------------------------------

primarily on trade secret protection of its intellectual property. There can be no assurance that the Company will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. In addition, litigation may be necessary to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of patent infringement. If any infringement claim is asserted against the Company, the Company may seek to obtain a license of the other party's intellectual property rights. There is no assurance that a license would be available on reasonable terms or at all. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                           PART II - OTHER INFORMATION



Item 6.  Exhibits and reports on Forms 8-K
-------  ---------------------------------

A report on Form 8-K dated January 10, 1997, filed by the Company on January 23, 1997 and amended on February 14, 1997, reported the following financial statements:

     (a)  Financial Statements of Business Acquired

          Report of Independent Public Accountants (Arthur Andersen LLP) Independent Auditors' Report (KPMG Peat Marwick LLP)
          Consolidated Balance Sheets at December 31, 1996 and 1995 Consolidated Statements of Income for the Years
            Ended December 31, 1996, 1995 and 1994
          Consolidated Statements of Stockholders' Equity for the Years
            Ended December 31, 1996, 1995 and 1994
          Consolidated Statements of Cash Flows for the Years
            Ended December 31, 1996, 1995 and 1994
          Notes to Consolidated Financial Statements

     (b)  Pro Forma Financial Information

          1. Pro Forma Combined Condensed Balance Sheet as of October
               26, 1996
          2. Pro Forma Combined Condensed Statement of Income for the Year Ended October 26, 1996
          3. Notes to Pro Forma Combined Condensed Financial Statements

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Hadco Corporation

Date: March 10, 1997                           By: Timothy P. Losik
                                                   Chief Financial Officer,
                                                   Vice President