Form 10-K/A
period 1996-10-26
HADCO CORP
filed 1997-05-13
CIK 729533

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A


                                AMENDMENT NO. 1

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

================================================================================

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

                                                                YEAR ENDED
                                         ---------------------------------------------------------
                                           OCTOBER 29,          OCTOBER 28,          OCTOBER 26,
                MARKETS                       1994                 1995                 1996
---------------------------------------  ---------------      ---------------      ---------------
                                                           (DOLLARS IN MILLIONS)
Computer...............................  $  92.5      42%     $ 112.2      42%     $ 133.3      38%
Telecommunications.....................     66.0      30         69.6      26         84.5      24
Automotive.............................      0.6      --          3.7       1          1.6       1
Instrumentation/Industrial
  Automation...........................     19.2       9         27.9      11         14.5       4
Contract Assembly......................     38.4      18         49.0      19        100.3      28
Other..................................      4.9       1          2.8       1         16.0       5
                                         -------     ---      -------     ---      -------     ---
Total Net Sales........................  $ 221.6     100%     $ 265.2     100%     $ 350.7     100%
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

        OCTOBER 28,     JANUARY 27,     APRIL 27,     JULY 27,     OCTOBER 26,
           1995            1996           1996          1996          1996
        -----------     -----------     ---------     --------     -----------
                                   (IN MILLIONS)
           $70.5           $89.4          $81.1        $ 74.7         $77.7
           =====           =====          =====        ======         =====

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of the executive officers of the Company are listed below, along with their business experience during the past five years. The officers are elected annually and serve at the discretion of the Board of
Directors:

                                                                       BUSINESS
                                                                   EXPERIENCE DURING
         NAME           AGE            OFFICE                     THE PAST FIVE YEARS
----------------------  ---   -------------------------  -------------------------------------
Horace H. Irvine II...  59    Chairman of the Board      Chairman of the Board since 1966.

Andrew E. Lietz.......  58    President, Chief           President and Chief Executive
                              Executive                  Officer since October 1995; Chief
                              Officer and Director       Operating Officer and Vice
                                                         President from July 1991 to
                                                         October 1995; Director since
                                                         February 1993.

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

ITEM 2.  PROPERTIES

     The Company leases or owns approximately 690,000 square feet of administrative, production, storage and shipping space. Of this space, approximately 600,000 square feet are currently dedicated to manufacturing. The Company's facilities are as follows:

                                                                           OWNERSHIP   SQUARE
               LOCATION                              FUNCTION              STATUS      FEET
---------------------------------------  --------------------------------  -------  -----------
Derry, New Hampshire...................  High Volume Finishing             Owned      136,000
                                         High Volume Finishing             Owned       20,000
                                         Multilayer Blank Production       Owned       13,000
                                         Multilayer Blank Production       Owned       30,000

Owego, New York........................  High Volume Finishing             Owned      191,600
                                         Multilayer Blank Production       Owned       51,200
                                         Warehouse                         Leased      12,000
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

                                    PERIOD                                 HIGH        LOW
     --------------------------------------------------------------------  ----        ---
     Fiscal 1995:
          First quarter..................................................    9  5/8     8
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


PERCENTAGE INCREASE
     (DECREASE)
--------------------
                                                                          PERCENTAGE OF NET SALES
YEARS ENDED OCTOBER                                                       ------------------------
--------------------
  1995        1996                                                          YEARS ENDED OCTOBER
COMPARED    COMPARED                                                      ------------------------
TO 1994     TO 1995                                                        1994     1995     1996
--------    --------                                                      ------   ------   ------
  19.7%       32.3%    Net Sales........................................  100.0%   100.0%   100.0%
  12.3%       31.6%    Cost of Sales....................................   79.5%    74.6%    74.2%
  48.2%       34.1%    Gross Profit.....................................   20.5%    25.4%    25.8%
  15.5%       16.1%    Operating Expenses...............................   13.1%    12.6%    11.1%
 105.7%       52.0%    Income from Operations...........................    7.4%    12.8%    14.7%
  97.9%      (22.9%)   Interest Income..................................    0.4%     0.6%     0.4%
 (39.7%)     (37.1%)   Interest Expense.................................   (0.4%)   (0.2%)   (0.1%)
 113.2%       49.8%    Income Before Provision for Income Taxes.........    7.4%    13.2%    15.0%
 110.5%       49.8%    Provision for Income Taxes.......................    2.9%     5.1%     5.9%
 115.0%       49.8%    Net Income.......................................    4.5%     8.1%     9.1%


Years Ended October 26, 1996 and October 28, 1995


     Net sales during 1996 increased 32.3% over the same period in 1995. The change was due to a 15.1% increase in the volume of production and shipments and a shift in product mix to higher layer, higher density products, as compared to fiscal 1995. Average pricing per unit increased 6.1% compared to the same period a year ago. Sales of backplane and other electronic assemblies increased to 17% of the Company's net sales in 1996, versus 7% for 1995. The Company believes that excess capacity may exist in the printed circuit and electronic assembly industries, as well as fluctuating growth rates in the electronics industry as a whole. Both factors could have an adverse impact on future orders and pricing. Despite these beliefs regarding the electronics industry as a whole, it should be noted that the Company has historically needed to increase its own manufacturing capacity to maintain and expand its market position. However, the Company's manufacturing capacity needs could change at any time or times in the future.



     The gross profit margin increased from 25.4% in 1995 to 25.8% in 1996. The increase is a direct result of higher volume of shipments, an increase in the technology level of product mix, and improved pricing. These increases have been partially offset by increased costs relating to the implementation of new production lines and materials and the shift in mix to a higher level of value-added products. The Company believes that the potential exists for the shortage of materials in the industry, which could have an adverse impact on future unit costs. In response to such concerns, the Company engages in the normal industry practices of maintaining primary and secondary vendors and diversifying its customer base. There can be no assurances, however, that such measures would be sufficient to protect the Company against any shortages of materials.



     Operating expenses, as a percent of net sales, decreased to 11.1% during 1996 from 12.6% during 1995, due to increased revenue. Operating expenses increased to $38.9 million in 1996 from $33.5 million in 1995, primarily as a result of increased variable costs directly attributable to increased net sales. Included in operating expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During 1996 and 1995, the Company made, and charged to operating expenses, actual payments of approximately $680,000 and $1,111,000 respectively, for environmental matters. In 1996 and 1995, the Company also accrued and charged to operating expenses approximately $1,825,000 and $2,740,000, respectively, as cost estimates relating to known environmental matters. To the extent and in amounts HADCO believes circumstances warrant, it will continue to accrue and charge to operating expenses, cost estimates relating to environmental matters. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period. See Item 1, "Environmental," Item 3, "Legal Proceedings," and footnote 7 of Notes to Consolidated Financial Statements.


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


     The gross profit margin increased from 20.5% in 1994 to 25.4% in 1995. The increase is a direct result of higher volume of shipments, an increase in the technology level of product mix, improved pricing and improvements in operating efficiencies. Continued productivity improvements led to increased unit volume and lower unit costs.



     Operating expenses, as a percent of net sales, decreased to 12.6% during 1995 from 13.1% during 1994, due to increased revenue. Operating expenses increased to $33.5 million in 1995 from $29.0 million in 1994, as a result of increased variable costs directly attributable to increased net sales and charges for environmental related matters. Included in operating expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During 1995 and 1994, the Company made, and charged to operating expenses, actual payments of approximately $1,111,000 and $1,040,000, respectively, for environmental matters. In 1995 and 1994, the Company also accrued and charged to operating expenses approximately $2,740,000 and $2,100,000, respectively, as cost estimates relating to known environmental matters.

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

                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
November 15, 1996 (except for the
matter discussed in Note 12, as to
which the date is December 11, 1996)

                       HADCO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
  FOR THE YEARS ENDED OCTOBER 26, 1996, OCTOBER 28, 1995 AND OCTOBER 29, 1994


                                                            1996           1995           1994
                                                         ----------     ----------     ----------
                                                           (IN THOUSANDS, EXCEPT SHARE AND PER
                                                                       SHARE DATA)
Net Sales..............................................  $  350,685     $  265,168     $  221,570
Cost of Sales..........................................     260,230        197,728        176,052
                                                         ----------     ----------     ----------
Gross Profit...........................................      90,455         67,440         45,518
Operating Expenses.....................................      38,923         33,534         29,036
                                                         ----------     ----------     ----------
Income From Operations.................................      51,532         33,906         16,482
Interest Income........................................       1,287          1,669            843
Interest Expense.......................................        (338)          (537)          (891)
                                                         ----------     ----------     ----------
Income Before Provision for Income Taxes...............      52,481         35,038         16,434
Provision for Income Taxes.............................      20,467         13,664          6,491
                                                         ----------     ----------     ----------
Net Income.............................................  $   32,014     $   21,374     $    9,943
                                                         ----------     ----------     ----------
Net Income Per Common and Common Equivalent Share......       $2.89          $1.98           $.93
                                                         ==========     ==========     ==========
Weighted Average Common and Common Equivalent Shares
  Outstanding..........................................  11,083,942     10,806,435     10,720,436
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

                                               COMMON STOCK
                                            ------------------
                                            NO. OF    $.05 PAR     PAID-IN       DEFERRED      RETAINED
                                            SHARES     VALUE       CAPITAL     COMPENSATION    EARNINGS
                                            ------    --------    ---------    ------------    --------
                                                                  (IN THOUSANDS)
Balance, October 30, 1993.................   9,734      $487       $ 21,953      $ (1,316)     $ 47,307
     Terminated stock options.............      --        --           (225)          225            --
     Exercise of stock options............     332        16            837            --            --
     Tax benefit of exercise of
       nonqualified stock options.........      --        --            319            --            --
     Compensation expense associated with
       granting nonqualified stock
       options............................      --        --             --           360            --
     Purchase and retirement of common
       stock..............................    (328)      (16)          (121)           --        (2,329)
     Net income...........................      --        --             --            --         9,943
                                            ------      ----       --------      --------      --------
Balance, October 29, 1994.................   9,738       487         22,763          (731)       54,921
     Terminated stock options.............      --        --            (37)           37            --
     Exercise of stock options............     529        16          1,079            --            --
     Tax benefit of exercise of
       nonqualified stock options.........      --        --          1,597            --            --
     Compensation expense associated with
       granting nonqualified stock
       options............................      --        --             --           287            --
     Purchase and retirement of common
       stock..............................    (328)       (6)          (325)           --          (688)
     Net income...........................      --        --             --            --        21,374
                                            ------      ----       --------      --------      --------
Balance, October 28, 1995.................   9,939       497         25,077          (407)       75,607
     Terminated stock options.............      --        --            (13)           13            --
     Exercise of stock options............     443        24          1,714            --            --
     Tax benefit of exercise of
       nonqualified stock options.........      --        --          4,161            --            --
     Compensation expense associated with
       granting non qualified stock
       options............................      --        --             --           154            --
     Net income...........................      --        --             --            --        32,014
                                            ------      ----       --------      --------      --------
Balance, October 26, 1996.................  10,382      $521       $ 30,939      $   (240)     $107,621
                                            ======      ====       ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED OCTOBER 26, 1996, OCTOBER 28, 1995 AND OCTOBER 29, 1994


                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Cash Flows From Operating Activities:
     Net income............................................  $ 32,014     $ 21,374     $  9,943
       Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation, amortization, deferred compensation
            and deferred taxes.............................    17,330       11,218       12,708
          Gain on sale of fixed assets.....................      (205)        (415)         (81)
          Changes in assets and liabilities:
            Increase in accounts receivable................    (4,825)     (10,485)      (2,739)
            Increase in inventories........................    (8,482)      (3,009)        (288)
            (Increase) decrease in other expenses..........       213         (364)        (685)
            Decrease in other assets.......................        33           25           55
            Increase in accounts payable and accrued
               expenses....................................    17,720       15,291        8,661
            Increase in long-term liabilities..............     1,831        2,714        1,710
                                                             --------     --------     --------
          Net cash provided by operating activities........    55,629       36,349       29,284
                                                             --------     --------     --------
Cash Flows From Investing Activities:
     Purchases of short-term investments...................    (8,402)     (15,464)     (19,437)
     Maturities of short-term investments..................    14,168       12,796        9,391
     Sales of short-term investments.......................        --           --        5,951
     Purchases of property, plant and equipment............   (53,966)     (28,865)     (19,510)
     Proceeds from sale of property, plant and equipment...       290          429          177
                                                             --------     --------     --------
          Net cash used in investing activities............   (47,910)     (31,104)     (23,428)
                                                             --------     --------     --------
Cash Flows From Financing Activities:
     Principal payments under capital lease obligations....    (2,047)      (2,584)      (4,447)
     Principal payments of long-term debt..................       (92)      (2,091)         (92)
     Proceeds from exercise of stock options...............     1,738        1,095          853
     Tax benefit from exercise of stock options............     4,161        1,597          319
     Purchase and retirement of common stock...............        --       (1,019)      (2,466)
                                                             --------     --------     --------
          Net cash used in (provided by) financing
            activities.....................................     3,760       (3,002)      (5,833)
                                                             --------     --------     --------
Net increase in cash and cash equivalents..................    11,479        2,243           23
Cash and cash equivalents at beginning of year.............    21,307       19,064       19,041
                                                             --------     --------     --------
Cash and cash equivalents at end of year...................  $ 32,786     $ 21,307     $ 19,064
                                                             ========     ========     ========
Supplemental schedule of noncash investing and financing
  activities:
     Machinery and equipment acquired under capital lease
       obligations.........................................  $  1,032     $     --     $     --
                                                             ========     ========     ========
Supplemental disclosure of cash flow information:
     Cash paid during year for:
       Interest............................................  $    279     $    576     $    859
                                                             ========     ========     ========
       Income taxes (net of refunds).......................  $ 16,794     $ 13,609     $  8,939
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

     As of October 26, 1996, the Company held investments in the following held-to-maturity securities:

                                                   1996                  1995
                                           --------------------  ---------------------
                                                       FAIR                   FAIR
                                            COST   MARKET VALUE   COST    MARKET VALUE     MATURITY
                                           ------  ------------  -------  ------------  --------------
                                                         (IN THOUSANDS)
Debt securities issued by the US
  Government.............................. $1,000     $  999     $ 6,039    $  6,058    within 1 year
Debt securities issued by states of the
  US......................................  5,270      5,271       1,000       1,000    within 1 year
Corporate debt securities.................  3,131      3,069       8,128       8,064    within 1 year
                                           ------     ------     -------    --------
                                           $9,401     $9,339     $15,167    $ 15,122
                                           ======     ======     =======    ========

  Concentration of Credit Risk


     Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist of trade accounts receivable which are primarily concentrated in the high technology and electronics industry. The Company maintains the majority of its cash balances with financial institutions. As of October 26, 1996, there were no significant off-balance-sheet risks which would have a material or adverse effect on the financial condition or net worth of the Company.

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 26, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Depreciation and Amortization of Property, Plant and Equipment

     The Company provides for depreciation and amortization by charges to operations in amounts that allocate the cost of property, plant and equipment on a straight-line basis over the following estimated useful lives:

                                                                      ESTIMATED
                             ASSET CLASSIFICATION                    USEFUL LIFE
            -------------------------------------------------------  ------------
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


  Research and Development Expenses



     The Company charges research and development expenses to operations as incurred. For the fiscal years ended October 1994, 1995 and 1996, research and development expenses were approximately $1,545,000, $2,945,000 and $4,307,000, respectively, and are included in operating expenses.


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

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 26, 1996

2.  INVENTORIES

     Inventories are stated at the lower of cost, first-in, first-out (FIFO), or market and consist of the following:

                                                                    1996            1995
                                                                  --------        --------
                                                                       (IN THOUSANDS)
     Raw Materials..............................................  $  8,008        $  6,318
     Work-in-Process............................................    13,778           6,986
                                                                  --------        --------
                                                                  $ 21,786        $ 13,304
                                                                  ========        ========

     The work-in-process inventories consist of materials, labor and manufacturing overhead.

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
                                                                =========       =========

4.  INCOME TAXES


     The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes."


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
                                                        =======       =======       =======

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 26, 1996

4.  INCOME TAXES -- (CONTINUED)
     The tax rate used in the computation of the provision for federal and state income taxes differs from the statutory federal and state rates due to the following:

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
                                                            =======     =======     =======

     The tax effects of temporary differences that give rise to significant portions of the current and long-term deferred tax assets and liabilities at October 26, 1996 and October 28, 1995 are as follows:


                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Deferred Tax Assets:
         Not currently deductible reserves...........................  $ 7,475     $ 6,184
         Not currently deductible environmental accruals.............    3,907       3,197
         Deferred compensation from issuance of nonqualified stock
           options...................................................      275         579
                                                                       -------     -------
         Total gross deferred tax assets.............................   11,657       9,960
         Less: Valuation Allowance...................................     (137)       (290)
                                                                       -------     -------
                                                                        11,520       9,670
    Deferred Tax Liability:
         Property, plant and equipment, principally due to
           differences in depreciation...............................   (1,920)     (1,736)
                                                                       -------     -------
    Net Deferred Tax Asset...........................................  $ 9,600     $ 7,934
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

5.  LINES OF CREDIT

     The Company has an unsecured Revolving Credit and Term Loan Agreement with a bank. The agreement provides for up to $15,000,000 in revolving credit until June 30, 1997. The Company can designate

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 26, 1996

5.  LINES OF CREDIT -- (CONTINUED)
the rate of interest at either the Eurodollar Rate plus 0.6%, or the bank's Base Rate. As of October 26, 1996, no amounts were outstanding under this line of credit.

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

6.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                        1996      1995
                                                                        ----     ------
                                                                        (IN THOUSANDS)
          Loan agreement in connection with the expansion of a
            building. The loan bears interest at rates up to 7%
            through April 2006 and is collateralized by property and
            an irrevocable letter of credit. Payments of principal and
            interest are due quarterly................................  $804     $  889
          Loan agreement in connection with the expansion of a
            building. The loan bears interest at 1%, is payable in
            quarterly installments of principal and interest through
            March 2011, and is collateralized by property.............   112        119
                                                                        ----     ------
                                                                         916      1,008
          Less -- current maturities..................................    92         92
                                                                        ----     ------
                                                                        $824     $  916
                                                                        ====     ======

     Maturities of long-term debt are as follows (in thousands):

                                YEAR ENDING OCTOBER                      AMOUNT
            -----------------------------------------------------------  ------
            1997.......................................................   $ 92
            1998.......................................................     92
            1999.......................................................     92
            2000.......................................................     92
            2001.......................................................     92
            2002 and thereafter........................................    456
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

7.  COMMITMENTS AND CONTINGENCIES

  Capital Leases

     The following is a schedule of future minimum lease payments under capital leases, together with the present value of the minimum lease payments as of October 26, 1996 (in thousands):

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 26, 1996

7.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

                               YEAR ENDED OCTOBER                        AMOUNT
            ---------------------------------------------------------    ------
            1997.....................................................    $1,961
            1998.....................................................      382
            1999.....................................................      382
                                                                         ------
            Total minimum lease payments.............................    2,725
            Less -- Amounts representing interest....................      219
                                                                         ------
            Present value of minimum lease payments..................    2,506
            Less -- Current obligations..............................    1,815
                                                                         ------
                                                                         $ 691
                                                                         ======

  Operating Leases

     The Company leases manufacturing equipment and space under noncancelable operating leases with terms expiring through 2000. Future minimum lease payments under these leases as of October 26, 1996 (in thousands) are as follows:

                   YEAR ENDED OCTOBER         EQUIPMENT       REAL ESTATE       TOTAL
            --------------------------------  ---------       -----------       ------
            1997............................     $37            $ 1,175         $1,212
            1998............................      15                902            917
            1999............................       5                718            723
            2000............................      --                377            377
                                                 ---            -------         ------
            Future minimum lease payments...     $57            $ 3,172         $3,229
                                                 ===            =======         ======

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

  Environmental Matters

     During March 1995, the Company received a Record Of Decision (ROD) from the New York State Department of Environmental Conservation (NYSDEC), regarding soil and groundwater contamination at its Owego, New York facility. Based on a Remedial Investigation and Feasibility Study (RIFS) for apparent on-site contamination at that facility and a Focused Feasibility Study (FFS), each prepared by environmental consultants of the Company, the NYSDEC has approved a remediation program of groundwater withdrawal and treatment and iterative soil flushing. The Company recently executed a Modification of the Order on Consent to implement the approved ROD. The cost, based upon the FFS, to implement this remediation is estimated to be $4.6 million, and is expected to be expended as follows: $260,000 for capital equipment and $4.3 million for operation and maintenance costs which will be incurred and expended over the estimated life of the program of 30 years. NYSDEC has requested that the Company consider taking additional samples from a wetland area near the Company's Owego facility. Analytical reports of earlier sediment samples indicated the presence of certain inorganics. There can be no assurance that the Company and/or other third parties will not be required to conduct additional investigations and remediation at that location, the costs of

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 26, 1996

7. COMMITMENTS AND CONTINGENCIES -- (CONTINUED) which are currently indeterminable due to the numerous variables described in the second sentence of the fifth paragraph of this "Environmental Matters" note.

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


     Included in operating expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During fiscal 1996 and 1995, the Company made, and charged to operating expenses, actual payments of approximately $680,000 and $1,111,000, respectively, for environmental matters. In 1996 and 1995, the Company also accrued and charged to operating expenses approximately $1,825,000 and $2,740,000, respectively, as cost estimates for environmental matters.


     The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated. The cost estimates relating to future environmental clean-up are subject to numerous variables, the effects of which can be difficult to measure, including the stage of the environmental investigations, the nature of potential remedies, possible joint and several liability, the magnitude of possible contamination, the difficulty of determining future liability, the time over which remediation might occur, and the possible effects of changing laws and regulations. The total reserve for environmental matters currently identified by the Company amounted to $10.0 million and $8.2 million at October 26, 1996 and October 28, 1995, respectively. The current portion of these costs as of October 26, 1996 and October 28, 1995, amounted to approximately $900,000 in each year, and is included in "Other accrued expenses." The long-term portion of these costs amounted to approximately $9.1 million and $7.3 million as of October 26, 1996 and October 28, 1995, respectively, and is reported under the caption "Other Long-term Liabilities." Based upon its assessment at the current time, management estimates the cost of ultimate disposition of the above known

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 26, 1996

7. COMMITMENTS AND CONTINGENCIES -- (CONTINUED) environmental matters to range from approximately $7.0 million to $12.0 million, and is expected to be spread over a number of years. Management believes the ultimate disposition of the above known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

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

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 26, 1996

8.  STOCKHOLDERS' INVESTMENT -- (CONTINUED)
     November 1995 Plan -- This plan provides for the granting of options to purchase up to 1,000,000 shares of common stock at a price equal to the fair market value at the date of grant. The options vest according to each option agreement. They expire no later than ten years from the date of grant.

     The status of the stock option plans at October 26, 1996 is as follows:

                                                                                          AVERAGE
                                                        OPTIONS           OPTIONS         EXERCISE
                          PLAN                        OUTSTANDING       EXERCISABLE        PRICE
    ------------------------------------------------  -----------       -----------       --------
    *December 1985 and 1986 Plans...................     235,550          235,550          $ 2.88
    *December 1987 Plan.............................      74,746           74,746            3.00
    *September 1990 Plan............................     720,298          162,589           11.83
     December 1991 Director Plan....................      73,000           34,000           12.54
     November 1995 Plan.............................       4,500               --           29.14
                                                       ---------          -------          ------
                                                       1,108,094          506,885          $11.88
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

                       HADCO CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                OCTOBER 26, 1996

10.  QUARTERLY RESULTS (UNAUDITED)

     The following summarized unaudited results of operations for the fiscal quarters in the years ended October 1996 and 1995 have been accounted for using generally accepted accounting principles for interim reporting purposes and include adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of results for these interim periods:


                                                                        1996          1995
                                                                     -----------   -----------
                                                                       (IN THOUSANDS, EXCEPT
                                                                               SHARE
                                                                        AND PER SHARE DATA)
FIRST FISCAL QUARTER:
Net Sales..........................................................  $    76,481   $    56,825
Gross Profit.......................................................       20,463        11,776
Net Income.........................................................        7,191         3,003
Net Income per common and common equivalent share..................          .65           .29
Weighted average common and common equivalent shares outstanding...   11,104,375    10,445,523
SECOND FISCAL QUARTER:
Net Sales..........................................................  $    88,096   $    67,637
Gross Profit.......................................................       22,951        16,772
Net Income.........................................................        7,895         5,193
Net Income per common and common equivalent share..................          .71           .49
Weighted average common and common equivalent shares outstanding...   11,134,610    10,626,412
THIRD FISCAL QUARTER:
Net Sales..........................................................  $    88,225   $    67,752
Gross Profit.......................................................       22,419        18,866
Net Income.........................................................        7,994         6,152
Net Income per common and common equivalent share..................          .72           .56
Weighted average common and common equivalent shares outstanding...   11,100,474    11,034,118
FOURTH FISCAL QUARTER:
Net Sales..........................................................  $    97,883   $    72,954
Gross Profit.......................................................       24,623        20,026
Net Income.........................................................        8,934         7,026
Net Income per common and common equivalent share..................          .81           .63
Weighted average common and common equivalent shares outstanding...   11,007,536    11,123,720


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

3.  LISTING OF EXHIBITS:

EXHIBIT
----
  3 .1   --    Restated Articles of Organization of Registrant (filed as Exhibit 3 to the
               Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 29,
               1989 and incorporated herein by reference).
  3 .2   --    By-laws of Registrant, as amended (filed as Exhibit 3.2 to Annual Report on Form
               10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).
  4      --    Description of Capital Stock, contained in Article 4 of Registrant's Restated
               Articles of Organization (filed as Exhibit 3 to the Quarterly Report on Form
               10-Q, File No. 0-12102, for the quarter ended April 29, 1989 and incorporated herein by reference).
*10 .1   --    Registrant's December 5, 1986 Non-Qualified Stock Option Plan (filed as Exhibit
               10.7 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October
               25, 1986 and incorporated herein by reference).
*10 .2   --    Form of Stock Option Agreement under Registrant's December 5, 1986 Non-Qualified
               Stock Option Plan (filed as Exhibit 10.6 to Annual Report on Form 10-K, File No.
               0-12102, for the year ended October 31, 1987 and incorporated herein by reference).
*10 .3   --    Profit Sharing Plan and Trust of Registrant, as amended through December 9, 1988 and restated effective January 1, 1988 (filed as Exhibit 10.22 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 29, 1988 and incorporated herein by reference).
 10 .4   --    Indenture of Lease dated September 15, 1980 among Nash Family Investment
               Properties and Tamposi Family Investment Properties and CIII, as amended (filed as Exhibit 10.64 to Registration Statement No. 2-86810 on Form S-1 and
               incorporated herein by reference).
*10 .5   --    Registrant's December 6, 1985 Non-Qualified Stock Option Plan (filed as Exhibit
               10.56 to Annual Report on Form 10-K, File No. 0-12102, for the year ended
               October 26, 1985 and incorporated herein by reference).
 10 .6   --    Form of Stock Option Agreement under Registrant's December 6, 1985 Non-Qualified
               Stock Option Plan (filed as Exhibit 10.42 to Annual Report on Form 10-K, File
               No.
               0-12102, for the year ended October 31, 1987 and incorporated herein by reference).
 10 .7   --    Amendment dated as of January 9, 1986 to Lease between Registrant and Lupe
               Burgstrom dated April 30, 1984 (filed as Exhibit 10.79 to Annual Report on Form
               10-K, File No.
               0-12102, for the year ended October 25, 1986 and incorporated herein by reference).
 10 .8   --    Amendment dated as of January 9, 1986 to Lease between Registrant and Freedom
               Associates dated May 17, 1985 (filed as Exhibit 10.80 to Annual Report on Form
               10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).
 10 .9   --    Amendment dated as of March 7, 1986 to Lease between Registrant and Freedom
               Associates dated December 23, 1980 (filed as Exhibit 10.81 to Annual Report on
               Form
               10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

EXHIBIT
----
*10 .10  --    Registrant's December 1987 Non-Employee Director Stock Option Plan (filed as
               Exhibit 10.64 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).
*10 .11  --    Form of Stock Option Agreement under Registrant's December 1987 Non-Employee
               Director Stock Option Plan (filed as Exhibit 10.65 to Annual Report on Form
               10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).
*10 .12  --    Registrant's Non-Qualified Stock Option Plan of December 31, 1987 (filed as
               Exhibit 10.66 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).
*10 .13  --    Form of Stock Option Agreement under Registrant's Non-Qualified Stock Option
               Plan of December 31, 1987 (filed as Exhibit 10.67 to Annual Report on Form 10-K,
               File No.
               0-12102, for the year ended October 31, 1987 and incorporated herein by reference).
*10 .14  --    Form of Amendment to Stock Option Agreements under Registrant's December 6, 1985 and December 5, 1986 Non-Qualified Stock Option Plans between Registrant and each of Andrew E. Lietz and Patrick Sweeney (filed as Exhibit 10.72 to Annual
               Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).
 10 .15  --    Lease dated July 15, 1988 between Registrant and C&M Associates I (filed as
               Exhibit 10.67 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 29, 1988 and incorporated herein by reference).
*10 .16  --    Registrant's Non-Qualified Stock Option Plan of September 7, 1990 (filed as
               Exhibit 10.67 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 27, 1990 and incorporated herein by reference).
*10 .17  --    Form of Stock Option Agreement under Registrant's Non-Qualified Stock Option
               Plan of September 7, 1990 (filed as Exhibit 10.68 to Annual Report on Form 10-K,
               File No.
               0-12102, for the year ended October 27, 1990 and incorporated herein by reference).
*10 .18  --    Amendment to Profit Sharing Plan and Trust of Registrant dated June 19, 1990
               (filed as Exhibit 10.75 to Annual Report on Form 10-K, File No. 0-12102, for the
               year ended October 27, 1990 and incorporated herein by reference).
 10 .19  --    Loan Agreement by and between Registrant and New York State Urban Development
               Corporation ("NYSUDC"); Mortgage between Registrant and Tioga; Note between
               Registrant and NYSUDC; all dated as of April 10, 1991 (filed as Exhibit 10.2 to
               Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 27,
               1991 and incorporated herein by reference).
*10 .20  --    Registrant's 1991 Non-Employee Director Stock Option Plan, as amended (filed as
               Exhibit 1 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended May 2, 1992 and incorporated herein by reference).
*10 .21  --    Form of Stock Option Agreement under Registrant's 1991 Non-Employee Director
               Stock Option Plan (filed as Exhibit 10.82 to Annual Report on Form 10-K, File
               No. 0-12102, for the year ended October 26, 1991 and incorporated herein by reference).
 10 .22  --    Lease dated March 1, 1992 between Registrant and Equity (filed as Exhibit 10.65 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31,
               1992 and incorporated herein by reference).
*10 .23  --    Amendment to Retirement Plan of Registrant dated March 10, 1993 (filed as
               Exhibit 10.48 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 30, 1993 and incorporated herein by reference).
*10 .24  --    Amendment to Retirement Plan of Registrant dated September 10, 1993 (filed as
               Exhibit 10.49 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 30, 1993 and incorporated herein by reference).
*10 .25  --    Employment Agreement between Registrant and Andrew E. Lietz dated as of January
               21, 1994 (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No.
               0-12102, for the quarter ended January 29, 1994 and incorporated herein by reference).
 10 .26  --    Amendment dated January 15, 1995 to Lease between Registrant and Nash Family
               Investment Properties and Tamposi Family Investment Properties and CIII (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No. 0-12102, for the
               quarter ended January 28, 1995 and incorporated herein by reference).

EXHIBIT
----
 10 .27  --    Lease dated January 13, 1995 between Registrant and Nash Family Investment
               Properties and Ballinger Properties d/b/a Sagamore Industrial Properties (filed as Exhibit 10.2 to Quarterly Report on 10-Q, File No. 0-12102, for the quarter ended January 28, 1995 and incorporated herein by reference).
 10 .28  --    Rights Agreement dated as of August 22, 1995 between the Registrant and the
               First National Bank of Boston (filed as Exhibit 4.1 to Current Report on Form
               8-K, File No.
               0-12102, dated August 22, 1995 and incorporated herein by reference).
*10 .29  --    Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney
               (filed as Exhibit 10.49 to Annual Report on Form 10-K, File No. 0-12102, for
               year ended October 28, 1995 and incorporated herein by reference).
*10 .30  --    Amendment to Option Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney (filed as Exhibit 10.50 to Annual Report on Form 10-K, File
               No. 0-12102, for the year ended October 28, 1995 and incorporated herein by reference).
*10 .31  --    Amendment to Option Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney (filed as Exhibit 10.51 to Annual Report on Form 10-K, File
               No. 0-12102, for the year ended October 28, 1995 and incorporated herein by reference).
*10 .32  --    Amendment to Option Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney. (filed as Exhibit 10.51 to Annual Report on Form 10-K, File
               No. 0-12102, for the year ended October 28, 1995 and incorporated herein by reference).
 10 .33  --    Amendment to lease dated March 1, 1992 between Registrant and Equity Property
               Associates I (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No.
               0-12102, for the quarter ended April 27, 1996 and incorporated herein by reference).
 10 .34  --    Lease dated November 1, 1995 between Registrant and Equity Property Associates I
               (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No. 0-12102, for
               the quarter ended April 27, 1996 and incorporated herein by reference).
 10 .35  --    Lease dated November 1, 1995 between Registrant and Equity Property Associates I
               (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q, File No. 0-12102, for
               the quarter ended April 27, 1996 and incorporated herein by reference).
 10 .36  --    Amendment to lease dated March 1, 1992 between Registrant and Equity Property
               Associates I (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q, File No.
               0-12102, for the quarter ended April 27, 1996 and incorporated herein by reference).
 10 .37  --    Revolving Credit Agreement dated July 10, 1996 between Registrant and The First
               National Bank of Boston (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q,
               File No. 0-12102, for the quarter ended July 27, 1996 and incorporated herein by reference).
 10 .38  --    Agreement and Plan of Merger dated as of December 4, 1996 among the Registrant,
               Hadco Acquisition Corp. and Zycon Corporation (filed as Exhibit (c)(1) to the
               Schedule 14D-1 filed by the Registrant on December 11, 1996 and incorporated herein by reference).
 10 .39  --    Stockholders Agreement dated December 4, 1996 among Registrant and the parties named therein (filed as Exhibit (c)(2) to the Schedule 14D-1 filed by the
               Registrant on December 11, 1996 and incorporated herein by reference).
 10 .40  --    Revolving Credit Agreement dated as of January 1997 between the Registrant and the First National Bank of Boston (filed as Exhibit 10.40 to the Annual Report on Form 10-K, File No. 0-12102, for the year ended October 26, 1996 and incorporated herein by reference).
*10 .41  --    Officer and Business Unit Manager Bonus Plan (filed as Exhibit 10.41 to the
               Annual Report on Form 10-K, File No. 0-12102, for the year ended October 26,
               1996 and incorporated herein by reference).
*10 .42  --    Executive Incentive Compensation Deferred Bonus Plan (filed as Exhibit 10.42 to the Annual Report on Form 10-K, File No. 0-12102, for the year ended October 26,
               1996 and incorporated herein by reference).
 11      --    Statement Re: Computation of Per Share Earnings (filed as Exhibit 11 to the
               Annual Report on Form 10-K, File No. 0-12102, for the year ended October 26,
               1996 and incorporated herein by reference).
 24      --    Consent of Arthur Andersen LLP.

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

                                            HADCO CORPORATION

                                                      /S/ ANDREW E. LIETZ
                                            By: ................................
                                                  ANDREW E. LIETZ, PRESIDENT
                                                 CHIEF EXECUTIVE OFFICER AND
                                                            DIRECTOR


Dated: May 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                SIGNATURE                               TITLE                        DATE
------------------------------------------  ------------------------------    ------------------
         /S/ HORACE H. IRVINE II            Chairman of the Board and               May 12, 1997
 ........................................   Director
          (HORACE H. IRVINE II)

           /S/ ANDREW E. LIETZ              President and Chief Executive           May 12, 1997
 ........................................   Officer and Director
            (ANDREW E. LIETZ)               (Principal Executive Officer)

           /S/ TIMOTHY P. LOSIK             Vice President, Treasurer and           May 12, 1997
 ........................................   Chief Financial Officer
            (TIMOTHY P. LOSIK)              (Principal Financial Officer
                                            and Principal Accounting
                                            Officer)

            /S/ OLIVER O. WARD              Director                                May 12, 1997
 ........................................
             (OLIVER O. WARD)

           /S/ PATRICK SWEENEY              Director                                May 12, 1997
 ........................................
            (PATRICK SWEENEY)

           /S/ JAMES C. TAYLOR              Director                                May 12, 1997
 ........................................
            (JAMES C. TAYLOR)

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

---------------

(1) Amounts deemed uncollectible.

                                 EXHIBIT INDEX

  EXHIBIT
----
  3 .1   --    Restated Articles of Organization of Registrant (filed as Exhibit 3 to the
               Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 29,
               1989 and incorporated herein by reference).
  3 .2   --    By-laws of Registrant, as amended (filed as Exhibit 3.2 to Annual Report on Form
               10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).
  4      --    Description of Capital Stock, contained in Article 4 of Registrant's Restated
               Articles of Organization (filed as Exhibit 3 to the Quarterly Report on Form
               10-Q, File No. 0-12102, for the quarter ended April 29, 1989 and incorporated herein by reference).
*10 .1   --    Registrant's December 5, 1986 Non-Qualified Stock Option Plan (filed as Exhibit
               10.7 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October
               25, 1986 and incorporated herein by reference).
*10 .2   --    Form of Stock Option Agreement under Registrant's December 5, 1986 Non-Qualified
               Stock Option Plan (filed as Exhibit 10.6 to Annual Report on Form 10-K, File No.
               0-12102, for the year ended October 31, 1987 and incorporated herein by reference).
*10 .3   --    Profit Sharing Plan and Trust of Registrant, as amended through December 9, 1988 and restated effective January 1, 1988 (filed as Exhibit 10.22 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 29, 1988 and incorporated herein by reference).
 10 .4   --    Indenture of Lease dated September 15, 1980 among Nash Family Investment
               Properties and Tamposi Family Investment Properties and CIII, as amended (filed as Exhibit 10.64 to Registration Statement No. 2-86810 on Form S-1 and
               incorporated herein by reference).
*10 .5   --    Registrant's December 6, 1985 Non-Qualified Stock Option Plan (filed as Exhibit
               10.56 to Annual Report on Form 10-K, File No. 0-12102, for the year ended
               October 26, 1985 and incorporated herein by reference).
 10 .6   --    Form of Stock Option Agreement under Registrant's December 6, 1985 Non-Qualified
               Stock Option Plan (filed as Exhibit 10.42 to Annual Report on Form 10-K, File
               No.
               0-12102, for the year ended October 31, 1987 and incorporated herein by reference).
 10 .7   --    Amendment dated as of January 9, 1986 to Lease between Registrant and Lupe
               Burgstrom dated April 30, 1984 (filed as Exhibit 10.79 to Annual Report on Form
               10-K, File No.
               0-12102, for the year ended October 25, 1986 and incorporated herein by reference).
 10 .8   --    Amendment dated as of January 9, 1986 to Lease between Registrant and Freedom
               Associates dated May 17, 1985 (filed as Exhibit 10.80 to Annual Report on Form
               10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).
 10 .9   --    Amendment dated as of March 7, 1986 to Lease between Registrant and Freedom
               Associates dated December 23, 1980 (filed as Exhibit 10.81 to Annual Report on
               Form
               10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).
*10 .10  --    Registrant's December 1987 Non-Employee Director Stock Option Plan (filed as
               Exhibit 10.64 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).
*10 .11  --    Form of Stock Option Agreement under Registrant's December 1987 Non-Employee
               Director Stock Option Plan (filed as Exhibit 10.65 to Annual Report on Form
               10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).
*10 .12  --    Registrant's Non-Qualified Stock Option Plan of December 31, 1987 (filed as
               Exhibit 10.66 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).
*10 .13  --    Form of Stock Option Agreement under Registrant's Non-Qualified Stock Option
               Plan of December 31, 1987 (filed as Exhibit 10.67 to Annual Report on Form 10-K,
               File No.
               0-12102, for the year ended October 31, 1987 and incorporated herein by reference).
*10 .14  --    Form of Amendment to Stock Option Agreements under Registrant's December 6, 1985 and December 5, 1986 Non-Qualified Stock Option Plans between Registrant and each of Andrew E. Lietz and Patrick Sweeney (filed as Exhibit 10.72 to Annual
               Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

  EXHIBIT
----
 10 .15  --    Lease dated July 15, 1988 between Registrant and C&M Associates I (filed as
               Exhibit 10.67 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 29, 1988 and incorporated herein by reference).
*10 .16  --    Registrant's Non-Qualified Stock Option Plan of September 7, 1990 (filed as
               Exhibit 10.67 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 27, 1990 and incorporated herein by reference).
*10 .17  --    Form of Stock Option Agreement under Registrant's Non-Qualified Stock Option
               Plan of September 7, 1990 (filed as Exhibit 10.68 to Annual Report on Form 10-K,
               File No.
               0-12102, for the year ended October 27, 1990 and incorporated herein by reference).
*10 .18  --    Amendment to Profit Sharing Plan and Trust of Registrant dated June 19, 1990
               (filed as Exhibit 10.75 to Annual Report on Form 10-K, File No. 0-12102, for the
               year ended October 27, 1990 and incorporated herein by reference).
 10 .19  --    Loan Agreement by and between Registrant and New York State Urban Development
               Corporation ("NYSUDC"); Mortgage between Registrant and Tioga; Note between
               Registrant and NYSUDC; all dated as of April 10, 1991 (filed as Exhibit 10.2 to
               Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 27,
               1991 and incorporated herein by reference).
*10 .20  --    Registrant's 1991 Non-Employee Director Stock Option Plan, as amended (filed as
               Exhibit 1 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended May 2, 1992 and incorporated herein by reference).
*10 .21  --    Form of Stock Option Agreement under Registrant's 1991 Non-Employee Director
               Stock Option Plan (filed as Exhibit 10.82 to Annual Report on Form 10-K, File
               No. 0-12102, for the year ended October 26, 1991 and incorporated herein by reference).
 10 .22  --    Lease dated March 1, 1992 between Registrant and Equity (filed as Exhibit 10.65 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31,
               1992 and incorporated herein by reference).
*10 .23  --    Amendment to Retirement Plan of Registrant dated March 10, 1993 (filed as
               Exhibit 10.48 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 30, 1993 and incorporated herein by reference).
*10 .24  --    Amendment to Retirement Plan of Registrant dated September 10, 1993 (filed as
               Exhibit 10.49 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 30, 1993 and incorporated herein by reference).
*10 .25  --    Employment Agreement between Registrant and Andrew E. Lietz dated as of January
               21, 1994 (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No.
               0-12102, for the quarter ended January 29, 1994 and incorporated herein by reference).
 10 .26  --    Amendment dated January 15, 1995 to Lease between Registrant and Nash Family
               Investment Properties and Tamposi Family Investment Properties and CIII (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No. 0-12102, for the
               quarter ended January 28, 1995 and incorporated herein by reference).
 10 .27  --    Lease dated January 13, 1995 between Registrant and Nash Family Investment
               Properties and Ballinger Properties d/b/a Sagamore Industrial Properties (filed as Exhibit 10.2 to Quarterly Report on 10-Q, File No. 0-12102, for the quarter ended January 28, 1995 and incorporated herein by reference).
 10 .28  --    Rights Agreement dated as of August 22, 1995 between the Registrant and the
               First National Bank of Boston (filed as Exhibit 4.1 to Current Report on Form
               8-K, File No.
               0-12102, dated August 22, 1995 and incorporated herein by reference).
*10 .29  --    Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney
               (filed as Exhibit 10.49 to Annual Report on Form 10-K, File No. 0-12102, for
               year ended October 28, 1995 and incorporated herein by reference).
*10 .30  --    Amendment to Option Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney (filed as Exhibit 10.50 to Annual Report on Form 10-K, File
               No. 0-12102, for the year ended October 28, 1995 and incorporated herein by reference).
*10 .31  --    Amendment to Option Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney (filed as Exhibit 10.51 to Annual Report on Form 10-K, File
               No. 0-12102, for the year ended October 28, 1995 and incorporated herein by reference).

  EXHIBIT
----
*10 .32  --    Amendment to Option Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney. (filed as Exhibit 10.51 to Annual Report on Form 10-K, File
               No. 0-12102, for the year ended October 28, 1995 and incorporated herein by reference).
 10 .33  --    Amendment to lease dated March 1, 1992 between Registrant and Equity Property
               Associates I (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No.
               0-12102, for the quarter ended April 27, 1996 and incorporated herein by reference).
 10 .34  --    Lease dated November 1, 1995 between Registrant and Equity Property Associates I
               (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No. 0-12102, for
               the quarter ended April 27, 1996 and incorporated herein by reference).
 10 .35  --    Lease dated November 1, 1995 between Registrant and Equity Property Associates I
               (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q, File No. 0-12102, for
               the quarter ended April 27, 1996 and incorporated herein by reference).
 10 .36  --    Amendment to lease dated March 1, 1992 between Registrant and Equity Property
               Associates I (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q, File No.
               0-12102, for the quarter ended April 27, 1996 and incorporated herein by reference).
 10 .37  --    Revolving Credit Agreement dated July 10, 1996 between Registrant and The First
               National Bank of Boston (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q,
               File No. 0-12102, for the quarter ended July 27, 1996 and incorporated herein by reference).
 10 .38  --    Agreement and Plan of Merger dated as of December 4, 1996 among the Registrant,
               Hadco Acquisition Corp. and Zycon Corporation (filed as Exhibit (c)(1) to the
               Schedule 14D-1 filed by the Registrant on December 11, 1996 and incorporated herein by reference).
 10 .39  --    Stockholders Agreement dated December 4, 1996 among Registrant and the parties named therein (filed as Exhibit (c)(2) to the Schedule 14D-1 filed by the
               Registrant on December 11, 1996 and incorporated herein by reference).
 10 .40  --    Revolving Credit Agreement dated as of January 1997 between the Registrant and the First National Bank of Boston (filed as Exhibit 10.40 to the Annual Report on Form 10-K, File No. 0-12102, for the year ended October 26, 1996 and incorporated herein by reference).
*10 .41  --    Officer and Business Unit Manager Bonus Plan (filed as Exhibit 10.41 to the
               Annual Report on Form 10-K, File No. 0-12102, for the year ended October 26,
               1996 and incorporated herein by reference).
*10 .42  --    Executive Incentive Compensation Deferred Bonus Plan (filed as Exhibit 10.42 to the Annual Report on Form 10-K, File No. 0-12102, for the year ended October 26,
               1996 and incorporated herein by reference).
 11      --    Statement Re: Computation of Per Share Earnings (filed as Exhibit 11 to the
               Annual Report on Form 10-K, File No. 0-12102, for the year ended October 26,
               1996 and incorporated herein by reference).
 24      --    Consent of Arthur Andersen LLP.


---------------

(*) Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).