Form 10-Q
period 1997-04-26
HADCO CORP
filed 1997-05-13
CIK 729533

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
 (Mark One)
    (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 26, 1997

                                       or

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from           to
                                        ---------    --------

                         Commission File Number 0-12102


                                HADCO CORPORATION


             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                                    04-2393279
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation organization)                              Identification No.)

12A Manor Parkway, Salem, New Hampshire                          03079
(Address of principal executive offices)                       (Zip Code)


                            Telephone: (603) 898-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant had 10,471,863 shares of Common Stock, $0.05 Par Value, outstanding at May 8, 1997.

                       HADCO CORPORATION AND SUBSIDIARIES

                                      INDEX





Part I.                                                            Page

         Financial Information:

         Consolidated Condensed Balance Sheets as of
          April 26, 1997 and October 26, 1996.............           3

         Consolidated Condensed Statements of Operations
          for the Quarters ended April 26, 1997 and
          April 27, 1996, and six months ended April 26,             4
          1997 and April 27, 1996, respectively...........

         Consolidated Condensed Statements of Cash Flows
          for the six months ended April 26, 1997
          and April 27, 1996, respectively ...............           5

         Notes to Consolidated Condensed Financial
          Statements......................................           6
         Management's Discussion and Analysis of Results
          of Operations and Financial Condition...........          16

Part II.
         Other Information................................          29
         Signatures ......................................          30

                      HADCO CORPORATION AND SUBSIDIARIES
                      ----------------------------------

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                    -------------------------------------
                    (In thousands, except per share data)
                                 (unaudited)

                                     ASSETS
                                     ------

                                                                                  April 26,            October 26,
                                                                                     1997                 1996
                                                                                  ---------            -----------

Current Assets:
  Cash and cash equivalents ..................................................      $   7,106       $  32,786
  Short-term investments .....................................................           --             9,401
  Accounts receivable, net of allowance for
  doubtful accounts of $2,330 in 1997 and
  $1,100 in 1996, respectively ...............................................         85,139          40,622
  Inventories ................................................................         37,297          21,786
  Deferred tax asset .........................................................          8,283           7,483
  Prepaid and other expenses .................................................          4,674           1,483
                                                                                    ---------       ---------
   Total Current Assets ......................................................        142,499         113,561
Property, Plant and Equipment, net ...........................................        212,370         103,735
Deferred Tax Asset ...........................................................           --             2,117
Acquired Intangible Assets, net ..............................................        107,105            --
Other Assets .................................................................          4,303              88
                                                                                    ---------       ---------
                                                                                    $ 466,277       $ 219,501
                                                                                    =========       =========



                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
                    ----------------------------------------


Current Liabilities:
 Short-term debt, current portion of long-term
   debt and capital lease obligations ........................................      $   7,027       $   1,907
 Accounts payable ............................................................         68,041          42,265
 Accrued payroll and other employee benefits .................................         23,086          17,592
 Other accrued expenses ......................................................          9,579           8,236
                                                                                    ---------       ---------
         Total Current Liabilities ...........................................        107,733          70,000
                                                                                    ---------       ---------
Long-Term Debt and Capital Lease Obligations,
  net of current portion .....................................................        236,730           1,515
                                                                                    ---------       ---------
Deferred Tax Liability .......................................................         31,085            --
                                                                                    ---------       ---------
Other Long-Term Liabilities ..................................................          9,214           9,145
                                                                                    ---------       ---------
Commitments and Contingencies (Note 7)
Stockholders' investment:
         Common stock, $.05 par value Authorized 25,000 shares Issued and outstanding 10,471 in 1997
         and 10,382 in 1996 ..................................................            525             521
Paid-in capital ..............................................................         32,755          30,939
Deferred compensation ........................................................           (174)           (240)
Retained earnings ............................................................         48,409         107,621
                                                                                    ---------       ---------
  Total Stockholders' Investment .............................................         81,515         138,841
                                                                                    ---------       ---------
                                                                                    $ 466,277       $ 219,501
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

                      HADCO CORPORATION AND SUBSIDIARIES
                      ----------------------------------

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               -----------------------------------------------
                                  unaudited
                                  ---------
                      (In thousands, except share data)



                                        Quarters Ended                    Six Months Ended
                                        --------------                    ----------------
                                  April 26,        April 27,          April 26,         April 27,
                                    1997             1996               1997              1996
                                    ----             ----               ----              ----

Net Sales                      $    180,662      $     88,096      $    292,198      $    164,574

Cost of Sales                       142,199            65,145           227,358           121,161
                               ------------      ------------      ------------      ------------

  Gross Profit                       38,463            22,951            64,840            43,413

Operating Expenses                   17,999            10,248            28,819            19,179



Write-off of acquired
in-process research and
development                            --                --              78,000              --
                               ------------      ------------      ------------      ------------

Income (Loss)from
Operations                           20,464            12,703           (41,979)           24,234

Interest and Other
Income (Expense) net                    (70)              329               806               683


Interest Expense                     (4,318)              (95)           (5,251)             (190)
                               ------------      ------------      ------------      ------------

 Income (Loss) Before
 Provision for Income
 Taxes                               16,076            12,937           (46,424)           24,727

Provision for Income Taxes            6,123             5,042            12,788             9,642
                               ------------      ------------      ------------      ------------

    Net Income (Loss)          $      9,953             7,895      $    (59,212)     $     15,085
                               ============      ============      ============      ============




Net Income (Loss)
Per Share                      $        .91      $        .71      $      (5.67)     $       1.36
                               ============      ============      ============      ============



Weighted Average
  Shares Outstanding             10,956,458        11,134,610        10,435,263        11,124,599
                               ============      ============      ============      ============

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

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                    unaudited
                                    ---------
                                 (In thousands)

                                                             Six Months Ended
                                                          ------------------------
                                                           April 26,     April 27,
                                                             1997          1996
                                                             ----          ----

Total Cash Provided by Operating Activities               $  13,990      $  12,761
                                                          ---------      ---------
Cash Flows From Investing Activities:
   Purchases of short-term investments                           --         (3,131)
   Maturities of short-term investments                       9,401         10,128
   Purchases of property, plant and equipment               (29,611)       (31,890)
   Proceeds from sale of property, plant and
     equipment                                                   --            255
  Acquisition of Zycon Corporation, net of cash
    acquired of $2,824                                     (209,661)            --
                                                          ---------      ---------
Net Cash Used In Investing Activities                      (229,871)       (24,638)
                                                          ---------      ---------
Cash Flows From Financing Activities:
   Principal payments under capital lease obligations          (816)        (1,227)
   Principal payments of long-term debt                     (35,805)           (46)
  Proceeds from issuance of long-term debt                  225,000             --
   Proceeds from exercise of stock options                      435          5,658
   Tax benefit from exercise of options                       1,387             --
                                                          ---------      ---------
Net Cash Provided by Financing Activities                   190,201          4,385
                                                          ---------      ---------
Net increase (decrease) in Cash and Cash Equivalents        (25,680)        (7,492)
Cash and Cash Equivalents Beginning of Period                32,786         21,307
                                                          ---------      ---------

Cash and Cash Equivalents End of Period                   $   7,106      $  13,815
                                                          =========      =========
Supplemental disclosure of cash flow information:

  Cash paid during period for:
      Interest                                            $   4,282      $     155
                                                          ---------      ---------
      Income taxes (net of refunds)                       $   9,070      $   7,730
                                                          =========      =========
Acquisition of Zycon Corporation
   Fair value of assets acquired                          $ 212,509             --
   Liabilities assumed                                     (114,993)            --
   Cash paid                                               (204,885)            --
   Acquisition costs incurred                                (7,600)            --
   Write-off of acquired in-process
    research and development                                 78,000             --
                                                          ---------      ---------
   Goodwill                                               $ (36,969)            --
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

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)
                                   -----------


1.       Summary of Significant Accounting Policies
         ------------------------------------------

         Hadco Corporation's (the "Company") principal products are complex multilayer rigid printed circuits and backplane assemblies. The consolidated financial statements reflect the application of certain accounting policies. For information as to the significant accounting policies followed by the Company and other financial and operating information, see this note and elsewhere in the accompanying notes to consolidated condensed financial statements, as well as the Company's Form 10-K as filed with the Securities and Exchange Commission (SEC) on January 9, 1997, as amended by Annual Report on Form 10-K/A as filed with the SEC on May 12, 1997; Form S-3 filed with the SEC on February 19, 1997, as amended to date; and Form 8-K/A as filed with the SEC on February 14, 1997, as amended by Form 8-K/A as filed with the SEC on May 12, 1997. These financial statements should be read in conjunction with the financial statements included in the above-referenced SEC filings.


         Foreign Currency Translation
         ----------------------------

         The functional currency of the Company's Malaysian subsidiary is the United States dollar. Accordingly, all remeasurement gains and losses resulting from transactions denominated in currencies other than United States dollars are included in the consolidated statements of operations. To date, the resulting gains and losses have not been material.

         Reclassification
         ----------------

         The Company has reclassified certain prior year information to conform with the current year's presentation.

         Interim Financial Statements
         ----------------------------

         The accompanying consolidated balance sheet as of April 26, 1997, and the consolidated statements of operations and cash flows for the six month periods ended April 27, 1996 and April 26, 1997 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the six months ended April 26, 1997 are not necessarily indicative of results to be expected for the entire year.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)
                                   -----------



         Net Income (Loss) Per Share
         ---------------------------

         Net Income Per Share was computed based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include outstanding stock options and are included when dilutive. Fully diluted net income (loss) per share has not been separately presented as it would not be materially different from net income (loss) per share as presented.

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

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)
                                   -----------


2.       Acquisition of Zycon (Continued)
         --------------------------------


         The aggregate purchase price of $212,485,000, including acquisition costs, was allocated as follows:


                                                             (in thousands)
                                                             --------------
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
                                                               ---------
                                                               $ 212,485
                                                               =========

         Unaudited pro forma operating results for the Company, assuming the acquisition of Zycon occurred on October 29, 1995 are as follows:



                                               Six Months Ended
                                               ----------------
                                           (in thousands, except per
                                                  share data)

                                        April 26,            April 27,
                                          1997                 1996
                                         ------               -----

     Net sales...................       $353,209            $273,063
     Net Income..................         17,849              15,594
     Net Income per share........       $   1.63            $   1.40


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

3.       Inventories
         -----------

         Inventories are stated at the lower of cost, first-in, first-out
         (FIFO), or market and consist of the following (in thousands):


                                              April 26,        October 26,
                                                1997              1996
                                                ----              ----

         Raw Material...................      $ 8,939            $ 8,008
         Work-in-process................       28,358             13,778
                                              -------            -------
                                              $37,297            $21,786
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


                                                  Estimated       April 26,
                                                     Life           1997
                                                     ----           ----
                                                                (in thousands)
         Developed technology...............       12 years          $ 30,000
         Customer relations.................       25 years            19,000
         Assembled workforce................       12 years            10,000
         Trade names/trademarks.............       30 years            13,000
         Goodwill...........................       20 years            36,969
                                                                     --------
                                                                      108,969
         Less -- Accumulated amortization...                           (1,864)
                                                                     --------
                                                                     $107,105
                                                                     ========


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

         In connection with the Zycon acquisition discussed in Note 2, the Company entered into a $250,000,000 unsecured Revolving Credit Agreement (the "Agreement") with a bank, replacing the previous $15,000,000 agreement described above. The Agreement provides for direct borrowings or letters of credit and expires January 8, 2002. Borrowings under the Agreement bear interest, at the Company's option, at either; (i) the Eurodollar rate plus a margin ranging between .5% and 1.125%, based on a certain financial ratio of the Company, or (ii) the Base Rate, as defined. The Company is required to pay a quarterly commitment fee ranging from .2% to .375%, based on a certain financial ratio of the Company, of the unused commitment under the Agreement. If the Company obtains certain debt financing, as defined, the bank may require the Company to repay up to $150,000,000 of amounts outstanding under the Agreement. At April 26, 1997, borrowings of $225,000,000 were outstanding under the agreement at a weighted average interest rate of 6.64%.

         The Agreement places several restrictions on the Company, including limitations on mergers, acquisitions and sales of a substantial portion of its assets, as well as certain limitations on liens, guarantees, additional borrowings, changes in the Company's capitalization, as defined, and investments. The Agreement also requires the Company to maintain certain financial covenants, including minimum levels of consolidated net worth, a maximum ratio of funded debt to EBITDA, maximum capital expenditures and interest coverage, as defined, during the term of the Agreement. At April 26, 1997, the Company was in compliance with all loan covenants.

         The Company has a line of credit arrangement with a Malaysian bank denominated in Malaysian ringgits and U.S. dollars for aggregate borrowings of approximately $4.0 million for the purpose of acquiring land, facilities and equipment for the Company's Malaysian subsidiary. The arrangement is renewable annually. At April 26, 1997, there was $1,380,000 outstanding under this arrangement at a weighted average interest rate of approximately 10%.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                                   (unaudited)
                                   -----------


6.       Long-Term Debt
         --------------

         Long-term debt consists of the following:
                                                           (in thousands)
                                                           --------------

                                                       April 26    October 26,
                                                         1997          1996
                                                         ----          ----
         Loan agreements in connection
         with the expansion of a building. The
         loans bear interest at rates from
         1% to 7% through March 2011 and are
         collateralized by property and
         an irrevocable letter of credit.
         Payments of principal and
         interest are due quarterly.                  $    870         $  916

         Revolving credit agreement (Note 5)           225,000            ---

         Loan agreements in connection with
         the purchase of manufacturing
         equipment.  The loans bear
         interest at 7.17% to 11.37%, are
         payable in monthly installments
         of principal and interest through
         June 2001, and are collateralized
         by machinery and equipment                     14,816            ---

         Line of credit arrangement with a
         Malaysia bank (Note 5)                          1,380            ---

         Obligations under capital leases                1,691          2,506
                                                      --------         ------
                                                       243,757          3,422
         Less--Current portion                           7,027          1,907
                                                      --------         ------
                                                      $236,730         $1,515
                                                      ========         ======


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

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                                   (unaudited)
                                   -----------


7.       Environmental matters (continued)
         ---------------------------------

         Included in operating expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During fiscal 1996 and for the six months ended April 26, 1997, the Company made, and charged to operating expenses, actual payments of approximately $680,000 and $249,000, respectively, for environmental matters. In 1996, the Company also accrued and charged to operating expenses approximately $1,825,000 as a cost estimate for environmental matters.

         The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated. The cost estimates relating to future environmental clean-up are subject to numerous variables, the effects of which can be difficult to measure, including the stage of the environmental investigations, the nature of potential remedies, possible joint and several liability, the magnitude of possible contamination, the difficulty of determining future liability, the time over which remediation might occur, and the possible effect of changing laws and regulations. The total reserve for environmental matters currently identified by the Company amounted to $10.0 million at October 26, 1996 and $10.6 million at April 26, 1997. The current portion of these costs as of October 26, 1996 and April 26, 1997, amounted to $900,000 and $1,400,000, respectively, and is included in Other accrued expenses. The long-term portion of these costs amounted to approximately $9.1 million and $9.2 million as of October 26, 1996 and April 26, 1997, respectively, and is reported under the caption Other Long-Term Liabilities. Based on its assessment at the current time, management estimates the cost of ultimate disposition of the above known environmental matters to range from approximately $7.0 million to $12.0 million, and is expected to be spread over a number of years. Management believes the ultimate disposition of the above known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

         The Company is one of 33 entities which have been named as potentially responsible parties in a lawsuit pending in the federal district court of New Hampshire concerning environmental conditions at the Auburn Road, Londonderry, New Hampshire landfill site. Local, state and federal entities and certain other parties to the litigation seek contribution for past costs, totaling approximately $20 million, allegedly incurred to assess and remedy the Auburn Road site. In December 1996, following publication and comment period, the U.S. Environmental Protection Agency (EPA) amended the ROD to change the remedy at the Auburn Road site from active groundwater remediation to future monitoring. Other parties to the lawsuit also allege that future monitoring will be required. The Company is contesting liability, but is participating in mediation with 27 other parties in an effort to resolve the lawsuit.

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

         The Casmalia site was regulated by the EPA during the period when the material was accepted. There is no allegation that Zycon violated any law in the disposal of material at the site, rather the EPA's actions stemmed from the fact that Casmalia Resources may not have the financial means to implement a closure plan for the site and because of Zycon's status as a generator of hazardous waste

         In September 1996, a Consent Decree among the EPA and 48 entities (including Zycon) acting through the Casmalia Steering Committee ("CSC") was lodged with the United States District Court in Los Angeles, California, which must approve the agreement. Although this approval is pending, work to be performed by the settling parties under the Consent Decree has commenced and is ongoing pursuant to the provisions of an interim Administrative Order on Consent among the settling parties and the EPA. The Consent Decree sets forth the terms and conditions under which the CSC will carry out work aimed at final closure of the site. Certain closure activities will be performed by the CSC. Later work will be performed by the CSC, if funded by other parties. Under the Consent Decree, the settling parties will work with the EPA to pursue the non-settling parties to ensure they participate in contributing to the closure and long-term operation and maintenance of the facility.

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

RESULTS OF OPERATIONS
---------------------

Second Quarter
--------------

Net sales for the second quarter of 1997 increased 105.1% over the same period in 1996. The increase resulted from several factors including the acquisition of Zycon, which added $69.9 million to printed circuit net sales in the quarter, and an increase in both backplane and printed circuit net sales excluding Zycon. Backplane assembly net sales increased due to higher product volume and shipments. Printed circuit net sales increased due to higher production volume and shipments and a shift toward products with more layers and greater densities. In addition, average pricing for printed circuits increased 1.5% for the second quarter of 1997 over the same period in 1996. Net sales from backplane assemblies increased to 14.4% of net sales (excluding Zycon printed circuit net sales) from 14.0% in the second quarter of 1996.

The gross profit margin decreased to 21.3% in the second quarter 1997 from 26.1% in the second quarter of 1996. The decrease resulted from increased investment in new capacity and technologies at certain facilities, and lower overall gross margins from the Zycon operations (including ongoing start-up expenses associated with the volume production facility in Malaysia).

Operating expenses, as a percent of net sales, decreased to 10.0% in the second quarter of 1997 as compared to 11.6% in the second quarter of 1996 due to increased net sales and the fixed nature of the Company's operating expenses. The decrease was offset by goodwill and purchased intangibles amortization of $1,594,000.

Interest income decreased in the second quarter of 1997 as compared to the second quarter of 1996 due to lower average cash balances available for investing. Interest expense increased in the second quarter of 1997 as compared to the second quarter of 1996, due to an increase in outstanding debt as a result of the Zycon acquisition.

The Company includes in operating expenses charges for actual expenditures and accruals, based on estimates, for environmental matters. To the extent and in amounts Hadco believes circumstances warrant, it will continue to accrue and charge to operating expenses cost estimates relating to environmental matters. The Company believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period. See
Note 7 of Notes to the Company's Consolidated Condensed Financial Statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter (Continued)
--------------------------

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

Year to Date
------------

Net sales for the six months ended April 26, 1997 increased 77.5% over net sales for the six months ended April 27, 1996. The increase resulted from several factors including the acquisition of Zycon, which added $81.4 million to printed circuit net sales after January 10, 1997, and an increase in both backplane assembly and printed circuit net sales excluding Zycon. Backplane assembly net sales increased due to higher product volume and shipments. Printed circuit net sales increased due to higher production volume and shipments and a shift toward products with more layers and greater densities. In addition, average pricing for printed circuits increased 1.1% for the first six months of fiscal 1997 over the same period in fiscal 1996. Net sales from backplane assemblies increased to 15.6% of total net sales excluding Zycon, from 12.4% in the first six months of fiscal 1996.

The gross profit margin decreased to 22.2% in the six months ended April 26, 1997 from 26.4% in the comparable period in fiscal 1996. The decrease resulted from increased investment in new capacity and technologies at certain facilities, lower overall gross margins from the Zycon operations (including ongoing start-up expenses associated with the volume production facility in Malaysia) and the change in product mix related to the increase in backplane assembly operations.

Operating expenses, as a percent of net sales, decreased to 9.9% in the six months ended April 26, 1997 from 11.7% in the comparable period of fiscal 1996, due to increased net sales and the fixed nature of the Company's operating expenses. The decrease was partially offset by goodwill and purchased intangibles amortization of $1,864,000.

Income from operations for the six months ended April 26, 1997 was reduced by $78 million due to a non-recurring write-off relating to acquired in-process research and development recorded in connection with the Zycon acquisition. The remaining goodwill and purchased intangibles will be amortized over 12 to 30 years, with an average amortization period of 17 years, which will reduce income from operations by approximately $1.6 million per fiscal quarter.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year to Date (Continued)
------------------------

Excluding the non-recurring write-off of $78 million for acquired in-process research and development, operating margins decreased to 12.3% for the six months ended April 26, 1997 from 14.7% in the comparable period in fiscal 1996, primarily as a result of the same factors affecting gross profit margins, and of goodwill amortization from the Zycon acquisition.

Interest income decreased in the six months ended April 26, 1997 as compared to the six months ended April 27, 1996, due to lower daily average cash balances available for investing. Interest expense increased in the six months ended April 26, 1997 as compared to the six months ended April 27, 1996, due to an increase in outstanding debt as a result of the Zycon acquisition.

Income Taxes
------------

In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis, using its effective annual income tax rate. Although the Company has incurred a loss before income taxes during the six months ended April 26, 1997, the Company has recorded an income tax provision because the write-off of acquired in-process research and development is not deductible for income tax purposes. Without taking into consideration the write-off of acquired in-process research and development, the Company anticipates an effective annual income tax rate for fiscal 1997 of 40.5%, which is approximately equal to the combined federal and state statutory rates. The effective rate was increased by amortization of goodwill and acquired intangibles which is not tax deductible, and this item was offset by the tax benefit of the Company's foreign sales corporation and various state investment tax credits. The effective tax rate for fiscal 1997 is based on current tax laws.

Liquidity and Capital Resources
-------------------------------

At April 26, 1997, the Company had working capital of approximately $34.8 million and a current ratio of 1.32, compared to working capital of approximately $43.6 million and a current ratio of 1.62 at October 26, 1996. Cash, cash equivalents and short-term investments at April 25, 1997 were approximately $7.1 million, a decrease of $35.1 million from approximately $42.2 million at October 26, 1996.

In January 1997, the Company obtained a senior revolving credit loan facility for up to $250 million from The First National Bank of Boston (the "Credit Facility") (i) primarily to finance the purchase of the shares of Common Stock of Zycon pursuant to the tender offer completed by the Company on January 10, 1996. (ii) to refinance Zycon's existing bank credit agreements, and (iii) for working capital and other general corporate purposes. Interest on loans outstanding under the Credit Facility is, at the Company's election, payable to either (1) the higher of the lender's base rate or a floating rate equal to 1.5% over the prevailing U.S. federal funds rate, or (2) a Eurodollar Rate, which is a fixed rate equal to an applicable Eurodollar rate margin plus the

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)
-------------------------------------------

prevailing Eurodollar rate of interest periods of one, two, three or six months. At April 26, 1997, $225 million was outstanding under the Credit Facility. The Credit Facility will terminate in five years.

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

Variability of Orders
---------------------

The level and timing of orders placed by the Company's customers vary due to a number of factors, including customer attempts to manage inventory, changes in the customers' manufacturing strategies and variation in demand for customer products due to, among other things, technological change, new product introductions, product life-cycles, competitive conditions or general economic conditions. Since the Company generally does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based on discussions with its customers. A substantial portion of sales in a given quarter may depend on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. The Company relies on its estimate of anticipated future volumes when making commitments regarding the level of business that it will seek and accept, the mix of products that it intends to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. A

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Variability of Orders (Continued)
---------------------------------

significant portion of the Company's released backlog at any time may be subject to cancellation or postponement without penalty. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect the Company's business, financial condition and results of operations.

Acquisitions
------------

The Company acquired 100% of the capital stock of Zycon, a manufacturer of electronic interconnect products, on January 10, 1997 (the "Zycon acquisition"). Zycon currently operates as a wholly-owned subsidiary of the Company. The Company has limited experience in integrating acquired companies or technologies into its operations. Therefore, there can be no assurance that the Company will operate the acquired business profitably during the next year or in the future. Contemporaneous with the Zycon acquisition, nine senior management personnel of Zycon were terminated. There can be no assurance that the Company will not be materially adversely affected by such terminations or that the Company will be able to retain key personnel at Zycon. Accordingly, operating expenses associated with the acquired business may have a material adverse effect on the Company's business, financial condition and results of operations in the future.

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

Competition
-----------

The electronic interconnect industry is highly fragmented and characterized by intense competition. The Company believes that it major competitors are the large U.S. and international independent and captive producers that also manufacture multilayer printed circuits and provide backplane and other electronic assemblies. Some of these competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than the Company.

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

Technological Change, Process Development and Process Disruption
----------------------------------------------------------------

The market for the Company's products and services is characterized by rapidly changing technology and continuing process development. The future success of the Company's business will depend in large part upon its ability to maintain and enhance its technological capabilities, develop and market products and services that meet changing customer needs and successfully anticipate or respond to technological changes, on a cost-effective and timely basis. In addition, the electronic interconnect industry could in the future encounter competition from new technologies that render existing electronic interconnect technology less competitive or obsolete, including technologies that may reduce the number of printed circuits required in electronic components. There can be no assurance that the Company will effectively respond to the technological requirements of the changing market. To the extent the Company determines that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment are likely to continue to require significant capital investment by the Company. There can be no assurance that capital will be available for this purpose in the future or that investments in new technologies will result in commercially viable technological processes or that there will be commercial applications for these technologies. Moreover, the Company's business involves highly complex manufacturing processes that have in the past and could in the future be subject to periodic failure or disruption. Process disruptions can result in delays in certain product shipments. There can be no assurance that failure or disruptions will not occur in the future. The loss of revenue and earnings to the Company from such a technological change, process development or process disruption, as well as any disruption of the Company's operations resulting from a natural disaster such an earthquake, fire or flood, could have a material adverse effect on the Company's business, financial condition, and results of operations.


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


Customer Concentration
----------------------

During the past several years, the Company's sales to a small number of its customers have accounted for a significant percentage of the Company's annual net sales. During fiscal 1994, 1995 and 1996, the Company's ten largest customers accounted for approximately 48%, 46% and 48% of net sales, respectively, and 43% in fiscal 1996 on a pro forma basis including Zycon. In fiscal 1996, Sun Microsystems accounted for approximately 10% of the net sales of the Company (including Zycon). Given the Company's strategy of developing long-term relationships with high growth companies, the Company's dependence on a number of its most significant customers may increase. There can be no assurance that the Company will be able to identify, attract and retain customers with high growth rates or that the customers that it does attract and retain will continue to grow. Although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, the Company expects to continue to depend upon its principal customers for a significant portion of its net sales. The loss of or decrease in orders from one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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


Management of Growth
--------------------

The Company has initiated significant expansion, including geographic expansion, of its operations, which has placed, and will continue to place, significant demands on the Company's management, operational, technical and financial resources. These demands are compounded by the Zycon acquisition. The Company expects that expansion will require additional management personnel and the development of further expertise by existing management personnel. The Company's ability to manage growth effectively, particularly given the increasing scope of its operations, will require it to continue to implement and improve its operational, financial and management information systems as well as to further develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage future growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations. Competition for personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future, especially engineering personnel. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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



Availability of Raw Materials and Components
--------------------------------------------

While the Company has not entered into any supply agreements and does not have any guaranteed sources of raw materials or components, it routinely purchases raw materials and components from several key material suppliers. Although alternative material suppliers are currently available, a significant unplanned event at a major supplier could have a material adverse effect on the Company's operations. Zycon has experienced shortages of certain types of raw materials in the past. The potential exists for shortages of certain types of raw materials or components and any such future shortages or price fluctuations in raw materials could have a material adverse effect on the Company's manufacturing operations and future unit costs, thereby materially adversely affecting the Company's business, financial condition and results of operations. Product changes and the overall demand for electronic interconnect products could increase the industry's use of new laminate materials, standard laminate materials, multilayer blanks, electronic components and other materials, and therefore such materials may not be readily available to the Company in the future. Electronic components used by the Company in producing backplane assemblies are purchased by the Company and, in certain circumstances, the Company may bear the risk of component price fluctuations. There can be no assurance that shortages of certain types of electronic components will not occur in the future. Component shortages or price fluctuations could have a material adverse effect on the Company's backplane assembly business, thereby materially adversely affecting the Company's business, financial condition and results of operations. To the extent that the Company's backplane assembly business expands as a percentage of the Company's net sales, component shortages and price fluctuations could to a greater extent, materially adversely affect the Company's business, financial condition and results of operations.

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

Intellectual Property
---------------------

The Company's success depends in part on its proprietary techniques and manufacturing expertise, particularly in the area of complex multilayer printed circuits. The Company has few patents and relies primarily on trade secret

                      HADCO CORPORATION AND SUBSIDIARIES
                      ----------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Intellectual Property (Continued)
---------------------------------

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

Volatility of Stock Price
-------------------------

        The Company's Common Stock has experienced significant price volatility historically, and such volatility may continue to occur in the future. Factors such as announcements of large customer orders, order cancellations, new product introductions by the Company or competitors or general conditions in the electronics industry, as well as quarterly variations in the Company's actual or anticipated results of operations, may cause the market price of the Company's Common Stock to fluctuate significantly. Furthermore, the stock market has experienced extreme price and volume fluctuations in recent years, which has had a substantial effect on the market price for securities issued by many technology companies, often for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may materially adversely affect the price of the Company's Common Stock. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                           PART II - OTHER INFORMATION



Item 6.       Exhibits and reports on Forms 8-K
-------       ---------------------------------

A report on Form 8-K dated January 10,1997, filed by the Company on January 24, 1997 and amended on February 14, 1997 and May 12, 1997, reported the following financial statements:

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

                                            Hadco Corporation

Date: May 12, 1997                          By: /s/ Timothy P. Losik
                                               ---------------------------
                                               Timothy P. Losik
                                               Chief Financial Officer,
                                               Vice President