Form 10-Q/A
period 1997-04-26
HADCO CORP
filed 1997-05-30
CIK 729533

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q/A

                                (Amendment No.1)
(Mark One)

      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 26, 1997

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ___________ to _____________



                         Commission File Number 0-12102
                                HADCO CORPORATION
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                                        04-2393279
-------------                                                        ----------
(State or other jurisdiction or incorporation                  (I.R.S. Employer
organization)                                               Identification No.)


12A Manor Parkway, Salem, NH                                              03079
----------------------------                                              -----
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

Yes:   X                  No:
     -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant had 10,471,863 shares of Common Stock, $0.05 Par Value, outstanding at May 8, 1997.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of stockholders of Hadco Corporation was held on February 26, 1997.

     (b)  No information provided due to inapplicability of item.

     (c) A vote was proposed to (1) elect a Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified; (2) approve the amendment and restatement of the Hadco Corporation 1991 Non-Employee Director Stock Option Plan and (3) ratify the selection of Arthur Andersen LLP as auditors for the fiscal year ending October 25, 1997.


     The  voting results are as follows:


                                         Votes          Votes         Votes          Votes           Broker
                                          For          Against       Withheld      Abstained        Non-Votes

(1)  Horace H. Irvine III              9,678,940         N/A          8,335           N/A               -
     Patrick Sweeney                   9,679,540         N/A          7,735           N/A               -
     Andrew E. Lietz                   9,679,540         N/A          7,735           N/A               -
     J. Stanley Hill                   9,550,660         N/A         136,615          N/A               -
     Oliver O. Ward                    9,674,690         N/A          12,585          N/A               -
     Lawrence Coolidge                 9,679,540         N/A          7,735           N/A               -
     John F. Smith                     9,678,615         N/A          8,660           N/A               -
     John E. Pomeroy                   9,679,340         N/A          7,935           N/A               -
     James C. Taylor                   9,679,340         N/A          7,935           N/A               -

(2)  1991 Stock Option Plan            6,783,225       895,368         N/A           7,182            1,500

(3)  Arthur Andersen LLP               9,679,657        3,718          N/A           3,900              -



     (d)  No information provided due to inapplicability of item.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 29, 1997                       HADCO CORPORATION




                                           By:  /s/ Timothy P. Losik
                                               -----------------------------
                                               Timothy P. Losik
                                               Chief Financial Officer,
                                               Vice President