Form 10-Q
period 1997-07-26
HADCO CORP
filed 1997-09-09
CIK 729533

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended JULY 26, 1997

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 0-12102

                                HADCO CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


MASSACHUSETTS                                                          04-393279
- -------------                                                          ---------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation organization)                               Identification No.)

12A MANOR PARKWAY, SALEM, NEW HAMPSHIRE                                    03079
- ---------------------------------------                                    -----
(Address of principal executive offices)                              (Zip Code)

                            TELEPHONE (603) 898 8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant has 13,086,062 shares of Common Stock, $0.05 Par Value, outstanding at August 29, 1997.

                       HADCO CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I                                                                      PAGE

  Financial Information:

  Consolidated Condensed Balance Sheets as of
  July 26, 1997 and October 26, 1996 .......................................  3


  Consolidated Condensed Statements of Operations for the Quarters
  ended July 26, 1997 and July 27, 1996 and nine months ended July
  26, 1997 and July 27, 1996, respectively .................................  4


  Consolidated Condensed Statements of Cash Flows for the nine months ended July 26, 1997 and July 27, 1996, respectively ...............  5


  Notes to Consolidated Condensed Financial Statements .....................  6


  Management's Discussion and Analysis of Financial
  Condition and Results of Operations ...................................... 14


PART II

  Other Information ........................................................ 25

  Signatures ............................................................... 26

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                      (In thousands, except per share data)
                                   (unaudited)

                                     ASSETS
                                     ------
                                                                   July 26,       October 26,
                                                                     1997           1996
                                                                   --------       ----------
Current Assets:
    Cash and cash equivalents .................................    $ 24,866        $ 32,786
    Short-term investments ....................................          --           9,401
    Accounts receivable, net of allowance for
     doubtful accounts of $1,700 in 1997 and
     $1,100 in 1996, respectively .............................      96,830          40,622
    Inventories ...............................................      35,014          21,786
    Deferred tax asset ........................................       8,583           7,483
    Prepaid and other expenses ................................       4,566           1,483
                                                                   --------        --------
         Total Current Assets .................................     169,859         113,561
    Property, Plant and Equipment, net ........................     220,593         103,735
    Deferred Tax Asset ........................................          --           2,117
    Acquired Intangible Assets, net ...........................     105,352              --
    Other Assets ..............................................       4,688              88
                                                                   --------        --------
                                                                   $500,492        $219,501
                                                                   ========        ========



                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
                    ----------------------------------------

Current Liabilities:
    Short-term debt, current portion of long-term
     debt and capital lease obligations .......................    $  5,290        $  1,907
    Accounts payable ..........................................      64,029          42,265
    Accrued payroll and other employee benefits ...............      29,414          17,592
    Other accrued expenses ....................................       6,747           8,236
                                                                   --------        --------
         Total Current Liabilities ............................     105,480          70,000
                                                                   --------        --------
Long-Term Debt and Capital Lease Obligations,
  net of current portion ......................................     125,995           1,515
                                                                   --------        --------
Deferred Tax Liability ........................................      31,385              --
                                                                   --------        --------
Other Long-Term Liabilities ...................................       9,214           9,145
                                                                   --------        --------
Commitments and Contingencies (Note 7)
Stockholders' investment:
    Common stock, $.05 par value -
    Authorized 25,000 shares
    Issued and outstanding 13,082 in
    1997 and 10,382 in 1996 ...................................         655             521
Paid-in capital ...............................................     168,129          30,939
Deferred compensation .........................................        (146)           (240)
Retained earnings .............................................      59,780         107,621
                                                                   --------        --------
         Total Stockholders' Investment .......................     228,418         138,841
                                                                   --------        --------
                                                                   $500,492        $219,501
                                                                   ========        ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (unaudited)

                                                   QUARTERS ENDED                  NINE MONTHS ENDED
                                              ------------------------         ------------------------
                                              July 26,         July 27,        July 26,        July 27,
                                                1997             1996            1997            1996
                                              --------         -------         --------        --------

Net Sales .................................   $183,274         $88,225         $475,472        $252,799


Cost of Sales .............................    144,020          65,806          371,378         186,967
                                              --------         -------         --------        --------

     Gross Profit .........................     39,254          22,419          104,094          65,832

Operating Expenses ........................     17,902           9,509           47,143          28,690

Write off of acquired in-process
research and development ..................         --              --           78,000              --
                                              --------         -------         --------        --------

Income (Loss) from Operations .............     21,352          12,910          (21,049)         37,142


Interest and Other Income, net ............        761             276            1,989             959

Interest Expense ..........................     (3,428)            (82)          (8,679)           (270)
                                              --------         -------         --------        --------

Income (Loss) Before Provision
for Income Taxes ..........................     18,685          13,104          (27,739)         37,831

Provision for Income Taxes ................      7,316           5,110           20,104          14,752
                                              --------         -------         --------        --------

     Net Income (Loss) ....................   $ 11,369         $ 7,994         $(47,843)       $ 23,079
                                              ========         =======         ========        ========

Net Income (Loss)
Per Share .................................   $    .93         $   .72         $  (4.36)       $   2.08
                                              ========         =======         ========        ========

Weighted Average Shares Outstanding ....... 12,254,439      11,100,474       10,969,745      11,111,441
                                            ==========      ==========       ==========      ==========






The accompanying notes are an integral part of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                 (In thousands)
                                   (unaudited)

                                                                         NINE MONTHS ENDED
                                                                     -------------------------
                                                                      July 26,         July 27,
                                                                        1997            1996
                                                                     ---------        --------

Total Cash Provided From Operating Activities .....................  $  26,915        $ 34,012
                                                                     ---------        --------
Cash Flows from Investing Activities
     Purchases of short-term investments ..........................         --          (4,632)
     Maturities of short-term investments .........................      9,401          14,167
     Purchases of property, plant and equipment ...................    (47,810)        (42,066)
     Proceeds from sale of property, plant and equipment ..........         --             255
     Acquisition of Zycon  Corporation, net of cash
       acquired of $2,824 .........................................   (209,661)             --
                                                                     ---------        --------

Net Cash Used In Investing Activities .............................   (248,070)        (32,276)
                                                                     ---------        --------

Cash Flows From Financing Activities:
     Principal payments under capital lease obligations ...........     (1,194)         (1,722)
     Principal payments of long-term debt .........................   (147,850)            (69)
     Proceeds from issuance of long-term debt .....................    224,954              --
     Proceeds from exercise of stock options ......................      1,178           1,685
     Proceeds from issuance of common stock .......................    131,106              --
     Tax benefit from exercise of options .........................      5,041           3,989
                                                                     ---------        --------

Net Cash Provided by Financing Activities .........................    213,235           3,883
                                                                     ---------        --------

Net increase (decrease) in Cash and Cash Equivalents ..............     (7,920)          5,619

Cash and Cash Equivalents Beginning of Period .....................     32,786          21,307
                                                                     ---------        --------

Cash and Cash Equivalents End of Period ...........................  $  24,866        $ 26,926
                                                                     =========        ========

Supplemental Disclosure of Cash Flow Information:
     Cash Paid during Period for:
          Interest ................................................  $   7,605        $    207
                                                                     =========        ========

          Income taxes  (net of refunds) ..........................  $  15,663        $  8,312
                                                                     =========        ========

Acquisition of Zycon Corporation
     Fair value of assets acquired ................................  $ 212,509              --
     Liabilities assumed ..........................................   (114,993)             --
     Cash paid ....................................................   (204,885)             --
     Acquisition costs incurred ...................................     (7,600)             --
     Write-off of acquired in-process research and development ....     78,000              --
                                                                     ---------        --------
     Goodwill .....................................................  $ (36,969)             --
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

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)
                                   -----------


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       Hadco Corporation's (the "Company") principal products are complex multilayer rigid printed circuits and backplane assemblies. The consolidated financial statements reflect the application of certain accounting policies. For information as to the significant accounting policies followed by the Company and other financial and operating information, see this note and elsewhere in the accompanying notes to consolidated condensed financial statements, as well as the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on January 9, 1997, as amended by the Annual Report on Form 10-K/A as filed with the SEC on May 12, 1997; Form S-3 filed with the SEC on February 19, 1997, as amended to date; and Form 8-K as filed with the SEC on January 24, 1997, as amended by Form 8-K/A as filed with the SEC on February 14, 1997 and May 12, 1997. These financial statements should be read in conjunction with the financial statements included in the above-referenced SEC filings.

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

       INTERIM FINANCIAL STATEMENTS
       ----------------------------

       The accompanying consolidated balance sheet as of July 26, 1997, and the consolidated statements of operations and cash flows for the three and nine-month periods ended July 27, 1996, and July 26, 1997 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended July 26, 1997 are not necessarily indicative of results to be expected for the entire fiscal year.

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

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)
                                   -----------

1.     NET INCOME (LOSS) PER SHARE (CONTINUED)
       --------------------------------------

       On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted by the Company, SFAS No. 128 will require restatement of prior year's earnings per share. The Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

2.     ACQUISITION OF ZYCON
       --------------------

       On January 10, 1997, the Company acquired substantially all of the outstanding common stock of Zycon Corporation ("Zycon"). The acquisition was financed by a new bank credit facility of up to $250,000,000, of which the Company borrowed approximately $215,000,000, upon consummation of the acquisition (see Note 5). The acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16, and accordingly, Zycon's operating results from January 10, 1997 are included in the accompanying consolidated financial statements.

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

       The portion of the purchase price allocated to the in-process R&D projects that did not have a future alternative use totaled $78,000,000 and was charged to expense as of the acquisition date. Due to a difference in the bases of certain assets for financial statement and income tax purposes, deferred income taxes of $28,000,000 have been provided as part of the purchase price allocation in accordance with SFAS No. 109.

       The aggregate purchase price of $212,485,000, including acquisition costs, was allocated as follows:

                                                                   (in thousands)
                                                                   --------------
             Current Assets......................................    $  41,790
             Property, plant and equipment.......................       95,193
             Acquired intangibles................................       72,000
             In-process R&D......................................       78,000
             Other assets........................................        3,526
             Goodwill............................................       36,969
             Liabilities assumed.................................     (114,993)
                                                                     ---------
                                                                     $ 212,485
                                                                     =========


                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)
                                   -----------

2.     ACQUISITION OF ZYCON (CONTINUED)
       -------------------------------

       Unaudited pro forma operating results for the Company, assuming the acquisition of Zycon occurred on October 29, 1995 are as follows:

                                                 (in thousands, except per share data)

                                          QUARTERS ENDED                   NINE MONTHS ENDED
                                      -----------------------           -----------------------
                                      July 26,       July 27,           July 26,        July 27,
                                       1997            1996               1997           1996
                                     --------        --------           --------       --------

       Net Sales                     $183,274        $136,627           $536,483       $409,690
       Net Income                      11,369           5,996             29,218         21,590
       Net Income Per Share          $    .93        $    .54           $   2.55       $   1.94


       For purposes of these pro forma operating results, the in-process R&D was assumed to have been written off prior to October 29, 1995, so that the operating results presented include only recurring costs.

3.     INVENTORIES
       -----------

       Inventories are stated at the lower of cost, first-in, first-out (FIFO), or market and consist of the following (in thousands):

                                                            July 26,       October 26,
                                                              1997            1996
                                                            -------        ----------

               Raw Material ..............................  $14,098         $ 8,008
               Work-In-Process ...........................   20,916          13,778
                                                            -------         -------
                                                            $35,014         $21,786
                                                            =======         =======

4.     INTANGIBLE ASSETS
       -----------------

       The Company assesses the realizability of its acquired intangible assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. Intangible assets are amortized on a straight-line basis, based on their estimated lives, as follows:

                                                           Estimated        July 26,
                                                              Life           1997
                                                           ---------        -------
                                                                        (in thousands)

               Developed technology.......................  12 Years        $30,000
               Customer relations.........................  25 Years         19,000
               Assembled workforce........................  12 Years         10,000
               Trade names/trademarks.....................  30 Years          6,500
               Goodwill...................................  20 Years         43,469
                                                                           --------
                                                                           $108,969
               Less - Accumulated amortization............                   (3,617)
                                                                           --------
                                                                           $105,352
                                                                           ========


                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)
                                   -----------


5.     LINES OF CREDIT
       ---------------

       In connection with the Zycon acquisition discussed in Note 2, the Company entered into a $250,000,000 unsecured Revolving Credit Agreement (the "Agreement") with a bank. The Agreement provides for direct borrowings or letters of credit and expires January 8, 2002. Borrowings under the Agreement bear interest, at the Company's option, at either; (i) the Eurodollar rate plus a margin ranging between .5% and 1.125%, based on a certain financial ratio of the Company, or (ii) the Base Rate, as defined. The Company is required to pay a quarterly commitment fee ranging from .2% to .375%, based on a certain financial ratio of the Company, of the unused commitment under the Agreement. If the Company obtains certain debt financing, as defined, the bank may require the Company to repay up to $150,000,000 of amounts outstanding under the Agreement. At July 26, 1997, borrowings of $115,000,000 were outstanding under the agreement at a weighted average interest rate of 6.70%.

       The Agreement places several restrictions on the Company, including limitations on mergers, acquisitions and sales of a substantial portion of its assets, as well as certain limitations on liens, guarantees, additional borrowings, changes in the Company's capitalization, as defined, and investments. The Agreement also requires the Company to maintain certain financial covenants, including minimum levels of consolidated net worth, a maximum ratio of funded debt to EBITDA, maximum capital expenditures and interest coverage, as defined, during the term of the Agreement. At July 26, 1997, the Company was in compliance with all loan covenants.

       The Company has a line of credit arrangement with a Malaysian bank denominated in Malaysian ringgits and U.S. dollars for aggregate borrowings of approximately $4.0 million for the purpose of acquiring land, facilities and equipment for the Company's Malaysian subsidiary. The arrangement is renewable annually. At July 26, 1997, there were no borrowings outstanding under this arrangement.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)
                                   -----------


6.     LONG-TERM DEBT
       --------------

       Long-term debt consists of the following:

                                                                            July 26,    October 26,
                                                                              1997          1996
                                                                            --------    ----------
                                                                               (in thousands)

       Loan agreements in connection  with the expansion
       of a building. The loans bear interest at rates
       from 1% to 7% through March, 2011 and are
       collateralized by property and an irrevocable
       letter of credit. Payments of principal and interest
       are due quarterly .................................................  $    864       $  916

       Revolving credit agreement (Note 5) ...............................   115,000           --

       Loan agreements in connection with the purchase of
       manufacturing equipment. The loans bear interest at 7.1%
       to 11.3%, are payable in monthly installments of
       principal and interest through June, 2001, and are
       collateralized by machinery and equipment .........................    14,108           --


       Obligations under capital leases ..................................     1,313        2,506
                                                                            --------       ------
                                                                            $131,285       $3,422
       Less - Current portion ............................................     5,290        1,907
                                                                            --------       ------
                                                                            $125,995       $1,515
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


7.     ENVIRONMENTAL MATTERS (CONTINUED)
       --------------------------------

       presence of certain inorganics. There can be no assurance that the Company and/or other third parties will not be required to conduct additional investigations and remediation at that location, the costs of which are currently indeterminable due to the numerous variables described in the fifth paragraph of this Environmental Matters note.

       From 1974 to 1980, the Company operated a printed circuit manufacturing facility in Florida as a lessee of property that is now the subject of a pending lawsuit (the "Florida Lawsuit") and investigation by the Florida Department of Environmental Protection ("FDEP"). On June 9,1992, the Company entered into a Cooperating Parties Agreement in which it and Gould, Inc., another prior lessee of the site, have agreed to fund certain assessment and feasibility study activities at the site, and an environmental consultant has been retained to perform such activities. The cost of such activities is not expected to be material to the Company. In addition to the Cooperating Parties Agreement, Hadco and others are participating in alternative dispute resolution regarding the site with an independent mediator. In connection with the mediation, in February 1997 the FDEP presented computer-generated estimates of remedial costs, for activities expected to be spread over a number of years that ranged from approximately $3.3 million to $9.7 million. Mediation sessions were conducted in March 1992 but have been suspended during the ongoing assessment and feasibility activities. Management believes it is likely that it will participate in implementing a continuing remedial program for the site, the costs of which are currently unknown. Also see the seventh paragraph of this Environmental Matters note relating to the Company's having been named as a third-party defendant in the Florida Lawsuit.

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

       Included in operating expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During fiscal 1996 and for the nine months ended July 26, 1997, the Company made, and charged to operating expenses, actual payments of approximately $680,000 and $241,000, respectively, for environmental matters. In 1996, the Company also accrued and charged to operating expenses approximately $1,825,000 as a cost estimate for environmental matters.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)
                                   -----------


7.     ENVIRONMENTAL MATTERS (CONTINUED)
       --------------------------------

       The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated. The cost estimates relating to future environmental clean-up are subject to numerous variables, the effects of which can be difficult to measure, including the stage of the environmental investigations, the nature of potential remedies, possible joint and several liability, the magnitude of possible contamination, the difficulty of determining future liability, the time over which remediation might occur, and the possible effect of changing laws and regulations. The total reserve for environmental matters currently identified by the Company amounted to $10.0 million at October 26, 1996 and $10.6 at July 26, 1997. The current portion of these costs as of October 26, 1996 and July 26, 1997, amounted to approximately $900,000 and $1,400,000, respectively, and is included in "Other accrued expenses". The long-term portion of these costs amounted to approximately $9.1 million and $9.2 million as of October 26, 1996 and July 26, 1997, respectively, and is reported under the caption "Other Long-Term Liabilities". Based on its assessment at the current time, management estimates the cost of ultimate disposition of the above known environmental matters to range from approximately $7.0 million to $12.0 million, and is expected to be spread over a number of years. Management believes the ultimate disposition of the above known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

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

       In connection with the Florida Lawsuit (as described in the second paragraph of this Environmental Matters note), pending in the Circuit Court of Broward County, Florida, Hadco and Gould, Inc., another prior lessee of the site of the printed circuit manufacturing facility in Florida, was each served with a third-party complaint in June 1995, as third-party defendants in such pending Florida Lawsuit by a party who had previously been named as a defendant when the Florida Lawsuit was commenced in 1993 by the FDEP. The Florida Lawsuit seeks damages relating to environmental pollution and FDEP costs and expenses, civil penalties, and declaratory and injunctive relief to require the parties to complete assessment and remediation of soil and groundwater contamination. The other parties include alleged owners of the property, and Fleet Credit Corporation, a secured lender to a prior lessee of the property.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)
                                   -----------

7.     ENVIRONMENTAL MATTERS (CONTINUED)
       --------------------------------

       In March 1993, the EPA notified the former Zycon of its potential liability for maintenance and remediation costs in connection with a hazardous waste disposal facility operated by Casmalia Resources, a California Limited Partnership, in Santa Barbara County, California. The EPA identified the former Zycon as one of the 65 generators which had disposed the greatest amounts of materials at the site. Based on the total tonnage contributed by all generators, the former Zycon's share is estimated at approximately 0.2% of the total weight.

       The Casmalia site was regulated by the EPA during the period when the material was accepted. There is no allegation that the former Zycon violated any law in the disposal of material at the site, rather the EPA's actions stemmed from the fact that Casmalia Resources may not have the financial means to implement a closure plan for the site and because of the former Zycon's status as a generator of hazardous waste.

       In June 1997, the United States District Court in Los Angeles, California, approved and entered a Consent Decree which had been executed among the EPA and 49 entities (including the former Zycon) acting through the Casmalia Steering Committee ("CSC"). The Consent Decree sets forth the terms and conditions under which the CSC will carry out work aimed at final closure of the site. Certain closure activities will be performed by the CSC. Later work will be performed by the CSC, if funded by other parties. Under the Consent Decree, the settling parties will work with the EPA to pursue the non-settling parties to ensure they participate in contributing to the closure and long-term operation and maintenance of the facility.

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

8.     ISSUANCE OF COMMON STOCK
       ------------------------

       On June 5, 1997, the Company sold 2,300,000 shares of its common stock in an underwritten public offering. Net proceeds to the Company were $131,106,000, which were used to pay off $110,000,000 of the revolving line of credit.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report including, without limitation, "Environmental Matters," are forward-looking statements that involve risks and uncertainties. Any forward-looking statements should be considered in light of the factors described below under "Factors That May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this quarterly report the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

RESULTS OF OPERATIONS
- ---------------------

THIRD QUARTER
- -------------

Net sales for the third quarter ended July 26, 1997 increased 107.7% the same period in 1996. The increase resulted from several factors including the acquisition of Zycon, which added $73.6 million to printed circuit net sales in the quarter, and an increase in non-Zycon printed circuit net sales. Backplane assembly net sales decreased by 1.1%. Printed circuit net sales increased due to higher production volume and shipments and a shift toward products with more layers and greater densities. In addition, average pricing for printed circuits increased 0.8% for the third quarter of 1997 over the same period in 1996. Net sales from backplane assemblies decreased to 9% of net sales (excluding the former Zycon printed circuit net sales) from 19% in the third quarter 1996.

The gross profit margin decreased to 21.4 % in the third quarter ended July 26, 1997 from 25.4% in the third quarter of fiscal 1996. The decrease resulted primarily from lower overall gross margins from the former Zycon operations, including ongoing start-up expenses associated with the volume production facility in Malaysia.

Operating expenses, as a percent of net sales, decreased to 9.8% in the third quarter of 1997 as compared to 10.8% in the third quarter of 1996 due to increased net sales and the fixed nature of the Company's operating expenses. The decrease was offset by goodwill and purchased intangibles amortization of $1,730,000.

Interest income increased in the third quarter of 1997 as compared to the third quarter of 1996 due to higher average cash balances available for investing. Interest expense was significantly higher in the third quarter of 1997 as compared to the third quarter of 1996, due to an increase in outstanding debt as a result of the Zycon acquisition.

The Company includes in operating expense charges for actual expenditures and accruals, based on estimates for environmental matters. To the extent and in amounts Hadco believes circumstances warrant, it will continue to accrue and charge to operating expense cost estimates relating to environmental matters. The Company believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period. See
Note 7 of Notes to the Company's Consolidated Condensed Financial Statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------


THIRD QUARTER (CONTINUED)
- -------------------------

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


YEAR TO DATE
- ------------

Net sales for the nine months ended July 26, 1997 increased 88.1% over net sales for the nine months ended July 27, 1996. The increase resulted from several factors including the acquisition of Zycon, which added $155.0 million to printed circuit net sales after January 10, 1997, and an increase in both backplane assembly and non-Zycon printed circuit net sales. Backplane assembly net sales increased due to higher product volume and shipments. Printed circuit net sales increased due to higher production volume and shipments and a shift toward products with more layers and greater densities. In addition, average pricing for printed circuits increased 0.5% for the first nine months of fiscal 1997 over the same period in fiscal 1996. Net sales from backplane assemblies increased to 15.2% of total net sales, excluding the former Zycon operations, from 14.7% in the first nine months of fiscal 1996.

The gross profit margin decreased to 21.9% in the nine months ended July 26, 1997 from 26.0% in the comparable period in fiscal 1996. The decrease resulted primarily from lower overall gross margins from the former Zycon operations, including ongoing start-up expenses associated with the volume production facility in Malaysia.

Operating expenses, as a percent of net sales, decreased to 9.9% in the nine months ended July 26, 1997 from 11.3% in the comparable period of fiscal 1996, due to increased net sales and the fixed nature of the Company's operating expenses. The decrease was partially offset by goodwill and purchased intangibles amortization of $3,617,000.

Income from operations for the nine months ended July 26, 1997 was reduced by $78 million due to a non-recurring write-off relating to acquired in-process research and development recorded in connection with the Zycon acquisition. The remaining goodwill and purchased intangibles will be amortized over 12 to 30 years with an average amortization period of 17 years, which will reduce income from operations by approximately $1.6 million per fiscal quarter.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
               MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
               --------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------


YEAR-TO-DATE (CONTINUED)
- ------------------------

Excluding the non-recurring write-off of $78 million for acquired in-process research and development, operating margins decreased to 12.0% for the nine months ended July 26, 1997 from 14.7% in the comparable period in fiscal 1996, primarily as a result of the same factors affecting gross profit margins, and of goodwill amortization from the Zycon acquisition.

Interest income decreased in the nine months ended July 26, 1997 as compared to the nine months ended July 27, 1996, due to lower daily average cash balances available for investing. Interest expense was significantly higher in the nine months ended July 26, 1997 as compared to the nine months ended July 27, 1996, due to an increase in outstanding debt as a result of the Zycon acquisition.


INCOME TAXES
- ------------

In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis, using its expected effective annual income tax rate. Although the Company has incurred a loss before income taxes during the nine months ended July 26, 1997, the Company has recorded an income tax provision because the write-off of acquired in-process research and development is not deductible for income tax purposes. Without taking into consideration the write-off of acquired in-process research and development, the Company anticipates an effective annual income tax rate for fiscal 1997 of 40%, which is approximately equal to the combined federal and state statutory rates. The effective rate was increased by amortization of goodwill and acquired intangibles which is not tax deductible, which was offset by the tax benefit of the Company's foreign sales corporation and various state investment tax credits. The effective tax rate for fiscal 1997 is based on current tax laws.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At July 26, 1997, the Company had working capital of approximately $64.4 million and a current ratio of 1.61, compared to working capital of approximately $43.6 million and a current ratio of 1.62 as of October 26, 1996. Cash, cash equivalents and short-term investments at July 26, 1997 were approximately $24.9 million, a decrease of $17.3 million from approximately $42.2 million at October 26, 1996.

In January 1997, the Company obtained a senior revolving credit loan facility for up to $250 million from BankBoston, N.A. (the "Credit Facility") (i) primarily to finance the purchase of the shares of Common Stock of Zycon pursuant to the tender offer completed by the Company on January 10, 1997, (ii) to refinance Zycon's existing bank credit agreements, and (iii) for working capital and other general corporate purposes. Interest on loans outstanding under the Credit Facility is, at the Company's election, payable at either (1) the higher of the lender's base rate or a floating rate equal to 1.5% over the prevailing U.S. federal funds rate, or (2) a Eurodollar Rate, which is a fixed rate equal to an applicable Eurodollar rate margin plus the prevailing Eurodollar rate for interest periods of one, two, three or six

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
               MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
               --------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
- -------------------------------------------

months. At July 26, 1997, $115 million was outstanding under the Credit Facility. The Credit Facility will terminate in five years.

On June 5, 1997, the Company sold 2,300,000 shares of its common stock in an underwritten public offering. Net proceeds to the Company were $131,106,000, which were used to pay off $110,000,000 of the revolving line of credit.

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


DEPENDENCE ON ELECTRONICS INDUSTRY
- ----------------------------------

The Company's principal customers are electronics OEMs and contract manufacturers in the computing (mainly workstations, servers, mainframes, storage and notebooks), data communications/telecommunications and industrial automation industries, including process controls, automotive, medical and instrumentation. These industry segments, and the electronics industry as a whole, are characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. Discontinuance or modifications of products containing components manufactured by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the electronics industry is subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A recession or any other event leading to excess capacity or downturn in the electronics industry would likely result in intensified price competition, reduced gross margins and a decrease in unit volume, all of which would have a material adverse effect on the Company's business, financial condition and results of operations.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
               MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
               --------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS
- -------------------------------------------

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

VARIABILITY OF ORDERS
- ---------------------

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

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
               MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
               --------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

ACQUISITIONS
- ------------

The Company acquired 100% of the capital stock of Zycon, a manufacturer of electronic interconnect products, on January 10, 1997 (the "Zycon acquisition"). The former Zycon currently operates as a wholly-owned subsidiary of the Company. The Company has limited experience in integrating acquired companies or technologies into its operations. Therefore, there can be no assurance that the Company will operate the acquired business profitably during the next year or in the future. Contemporaneous with the Zycon acquisition, nine senior management personnel of Zycon were terminated. There can be no assurance that the Company will not be materially adversely affected by such terminations or that the Company will be able to retain key personnel at the former Zycon. Accordingly, operating expenses associated with the acquired business may have a material adverse effect on the Company's business, financial condition and results of operations in the future.

The Company may from time to time pursue the acquisition of other companies, assets, products or technologies. The Company may incur additional indebtedness in connection with a future business acquisition, and the incurrence of substantial amounts of debt in connection with future acquisitions could increase the risk of the Company's operations. If the Company's cash flow and existing working capital are not sufficient to fund its general working capital requirements or to service its indebtedness, the Company would have to raise additional funds through the sale of its equity securities, the refinancing of all or part of its indebtedness or the sale of assets or subsidiaries. There can be no assurance that any of these sources of funds would be available in amounts sufficient for the Company to meet its obligations. The cost of debt financing may also impair the ability of the Company to maintain adequate working capital or to make future acquisitions. In addition, the issuance of additional shares of Common Stock in connection with future acquisitions could be dilutive to existing investors. Acquisitions involve a number of operating risks that could materially adversely affect the Company's operating results, including the diversion of management's attention to assimilate the operations, products and personnel of the acquired companies. Furthermore, acquisitions may involve businesses in which the Company lacks experience. There can be no assurance that the Company will be able to manage one or more acquisitions successfully, or that the Company will be able to integrate the operations, products or personnel gained through any such acquisitions without a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION
- -----------

The electronic interconnect industry is highly fragmented and characterized by intense competition. The Company believes that its major competitors are the large U.S. and international independent and captive producers that also manufacture multilayer printed circuits and provide backplane and other electronic assemblies. Some of these competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than the Company.

During periods of recession or economic slowdown in the electronics industry and other periods when excess capacity exists, electronics OEMs become more price sensitive, which could have a material

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
               MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
               --------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------


COMPETITION (CONTINUED)
- -----------------------

adverse effect on interconnect pricing. In addition, the Company believes that price competition from printed circuit manufacturers in Asia and other locations with lower production costs may play an increasing role in the printed circuit markets in which the Company competes. The Company's basic interconnect technology is generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.

The demand for printed circuits has continued to be affected by the development of smaller, more powerful electronic components requiring less printed circuit area. Expansion of the Company's existing products or services could expose the Company to new competition. Moreover, new developments in the electronics industry could render existing technology obsolete or less competitive and would potentially introduce new competition into the industry. There can be no assurance the Company will continue to compete successfully against present and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.


TECHNOLOGICAL CHANGE, PROCESS DEVELOPMENT AND PROCESS DISRUPTION
- ----------------------------------------------------------------

The market for the Company's products and services is characterized by rapidly changing technology and continuing process development. The future success of the Company's business will depend in large part upon its ability to maintain and enhance its technological capabilities, develop and market products and services that meet changing customer needs and successfully anticipate or respond to technological changes, on a cost-effective and timely basis. In addition, the electronic interconnect industry could in the future encounter competition from new technologies that render existing electronic interconnect technology less competitive or obsolete, including technologies that may reduce the number of printed circuits required in electronic components. There can be no assurance that the Company will effectively respond to the technological requirements of the changing market. To the extent the Company determines that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment are likely to continue to require significant capital investment by the Company. There can be no assurance that capital will be available for this purpose in the future or that investments in new technologies will result in commercially viable technological processes or that there will be commercial applications for these technologies. Moreover, the Company's business involves highly complex manufacturing processes that have in the past and could in the future be subject to periodic failure or disruption. Process disruptions can result in delays in certain product shipments. There can be no assurance that failures or disruptions will not occur in the future. The loss of revenue and earnings to the Company from such a technological change, process development or process disruption, as well as any disruption of the Company's operations resulting from a natural disaster such as earthquake, fire or flood, could have material adverse effect on the Company's business, financial condition, and results of operations.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATION
                       ----------------------------------


MALAYSIA FACILITY
- -----------------

Zycon recently completed construction of a volume manufacturing facility for printed circuits in Malaysia. Hadco's management has no experience in operating foreign manufacturing facilities, and there can be no assurance that the Company will be able to operate the new facility on a profitable basis. The Company expects that the Malaysia facility will incur operating losses during one or more future quarters of operations as a result of various factors, including, without limitation, initial operating inefficiencies, other start-up costs, and price competition for the products which the Company intends to produce at the new facility. Losses incurred in its Malaysia operations will not be deductible for United States income tax purposes. International operations are also subject to a number of risks, including unforeseen changes in regulatory requirements, exchange rates, tariffs and other trade barriers, misappropriation of intellectual property, currency fluctuations, and political and economic instability.

CUSTOMER CONCENTRATION
- ----------------------

During the past several years, the Company's sales to a small number of its customers have accounted for a significant percentage of the Company's annual net sales. During fiscal 1994, 1995 and 1996, the Company's ten largest customers accounted for approximately 48%, 46% and 48% of net sales, respectively, and 43% in fiscal 1996 on a pro forma basis including Zycon. In fiscal 1996, Sun Microsystems accounted for approximately 10% of the net sales of the Company (including Zycon). The Company generally does not obtain long-term purchase orders or commitments from its customers, and the orders received by the Company generally require delivery within ninety days. Given the Company's strategy of developing long-term purchasing relationships with high growth companies, the Company's dependence on a number of its most significant customers may increase. There can be no assurance that the Company will be able to identify, attract and retain customers with high growth rates or that the customers that it does attract and retain will continue to grow. Although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, the Company expects to continue to depend upon its principal customers for a significant portion of its net sales. The loss of or decrease in orders from one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING CAPACITY
- ----------------------

The Company believes its long-term competitive position depends in part on its ability to increase manufacturing capacity. The Company may obtain such additional capacity through acquisitions or expansion of its current facilities. Either approach would require substantial additional capital, and there can be no assurance that such capital will be available from cash generated by current operations. Further, there can be no assurance that the Company will be able to acquire sufficient capacity or successfully integrate and manage such additional facilities. In addition, the Company's expansion of its manufacturing capacity has significantly increased and will continue to significantly increase its fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner. The failure to obtain sufficient capacity or to successfully integrate and

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATION
                       ----------------------------------


MANUFACTURING CAPACITY (CONTINUED)
- ----------------------------------

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


MANAGEMENT OF GROWTH
- --------------------

The Company has initiated significant expansion, including geographic expansion, of its operations, which has placed, and will continue to place, significant demands on the Company's management, operational, technical and financial resources. These demands are compounded by the Zycon acquisition. The Company expects that expansion will require additional management personnel and the development of further expertise by existing management personnel. The Company's ability to manage growth effectively, particularly given the increasing scope of its operations, will require it to continue to implement and improve its operational, financial and management information systems as well as to further develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage future growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operation. Competition for personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future, especially engineering personnel. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.


ENVIRONMENTAL MATTERS
- ---------------------

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

Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. The Company operates in several

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATION
                       ----------------------------------


ENVIRONMENTAL MATTERS (CONTINUED)
- ---------------------------------

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

AVAILABILITY OF RAW MATERIALS AND COMPONENTS
- --------------------------------------------

While the Company has not entered into any supply agreements and does not have any guaranteed sources of raw materials or components, it routinely purchases raw materials and components from several key material suppliers. Although alternative material suppliers are currently available, a significant unplanned event at a major supplier could have a material adverse effect on the Company's operations. The former Zycon has experienced shortages of certain types of raw materials in the past. The potential exists for shortages of certain types of raw materials or components and any such future shortages or price fluctuations in raw materials could have a material adverse effect on the Company's manufacturing operations and future unit costs, thereby materially adversely affecting the Company's business, financial condition and results of operations. Product changes and the overall demand for electronic interconnect products could increase the industry's use of new laminate materials, standard laminate materials, multilayer blanks, electronic components and other materials, and therefore such materials may not be readily available to the Company in the future. Electronic components used by the Company in producing backplane assemblies are purchased by the Company and, in certain circumstances, the Company may bear the risk of component price fluctuations. There can be no assurance that shortages of certain types of electronic components will not occur in the future. Component shortages or price fluctuations could have a material adverse effect on the Company's backplane assembly business, thereby materially adversely affecting the Company's business, financial condition and results of operations. To the extent that the Company's backplane assembly business expands as a percentage of the Company's net sales, component shortages and price fluctuations could, to a greater extent, materially adversely affect the Company's business, financial condition and results of operations.


DEPENDENCE ON KEY PERSONNEL
- ---------------------------

The Company's future success depends to a large extent upon the continued services of key managerial and technical employees, none of whom, except for the President/Chief Executive Officer, is bound by an employment agreement or a non-competition agreement. The President/Chief Executive Officer's non-competition agreement is for one year after the termination of his employment with the Company. The loss of the services of any of the Company's key employees could have a material adverse effect on the Company. The Company believes that its future success depends on its continuing ability to attract and retain highly qualified technical, managerial and marketing personnel. Competition for such

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATION
                       ----------------------------------


DEPENDENCE ON KEY PERSONNEL (CONTINUED)
- ---------------------------------------

personnel is intense, especially for engineering personnel, and there can be no assurance that the Company will be able to attract, assimilate or retain such personnel. If the Company is unable to hire and retain key personnel, the Company's business, financial condition and results of operations may be materially adversely affected.

INTELLECTUAL PROPERTY
- ---------------------

The Company's success depends in part on its proprietary techniques and manufacturing expertise, particularly in the area of complex multilayer printed circuits. The Company has few patents and relies primarily on trade secret protection of its intellectual property. There can be no assurance that the Company will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. In addition, litigation may be necessary to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of patent infringement. If any infringement claim is asserted against the Company, the Company may seek to obtain a license of the other party's intellectual property rights. There is no assurance that a license would be available on reasonable terms or at all. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

VOLATILITY OF STOCK PRICE
- -------------------------

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

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
- ------     --------------------------------

A report on Form 8-K dated January 10, 1997, filed by the Company on January 24, 1997 and amended and filed with the SEC on February 14, 1997 and May 12, 1997, included the following financial statements:

(a)    FINANCIAL STATEMENTS OF BUSINESS ACQUIRED
       -----------------------------------------

       Report of Independent Public Accountants (Arthur Andersen LLP) Independent Auditors' Report (KPMG Peat Marwick LLP)
       Consolidated Balance Sheets at December 31, 1996 and 1995
       Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994
       Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994
       Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995, and 1994
       Notes to Consolidated Financial Statements

(b)    PRO FORMA FINANCIAL INFORMATION
       -------------------------------

       1. Pro Forma Combined Condensed Balance Sheet as of October 26, 1996
       2. Pro Forma Combined Condensed Statement of Income for the Year Ended October 26, 1996
       3. Notes to Pro Forma Combined Condensed Financial Statements

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.




                                        HADCO CORPORATION

Date:  9/3/97                           By: /s/ Timothy P. Losik
                                            -------------------------------
                                            Timothy P. Losik
                                            Chief Financial Officer,
                                            Vice President