Form 10-K405
period 1997-10-25
HADCO CORP
filed 1998-01-16
CIK 729533

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 25, 1997

                                       or

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from             to

                          Commission File No. 0-12102

                            ------------------------

                               HADCO CORPORATION
             (Exact name of registrant as specified in its charter)

                  MASSACHUSETTS                               04-2393279
         (State or other jurisdiction of                   (I.R.S Employer
          incorporation or organization)                 Identification No.)

     12A MANOR PARKWAY, SALEM, NEW HAMPSHIRE                    03079
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

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $497,669,961 based on the price of the last reported sale on the over-the-counter National Market System on January 9, 1998 as reported by NASDAQ.

     As of January 9, 1998, there were 13,107,357 shares of Common Stock, $.05 per value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended October 25, 1997. Portions of such proxy statement are incorporated by reference into Part III of this Report.

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

     As used herein, the terms "Company" and "Hadco," unless otherwise indicated or the context otherwise requires, refer to Hadco Corporation and its subsidiaries, including Hadco Santa Clara, Inc. ("Hadco Santa Clara") (formerly Zycon Corporation ("Zycon")). However, all financial information for fiscal periods ended prior to January 10, 1997 (the date of Hadco's acquisition of Zycon), unless otherwise indicated or the context otherwise requires, is for Hadco Corporation alone and does not include Zycon.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Hadco is a leading manufacturer of advanced electronic interconnect products in North America. The Company offers a wide array of sophisticated manufacturing, engineering and systems integration services to meet its customers' electronic interconnect needs. The Company's principal products are complex multilayer rigid printed circuits and backplane assemblies. Hadco's largest customers during fiscal 1997 included leading companies in the electronics industry, such as Cabletron Systems, Compaq Computer, Lucent Technologies, Solectron and Sun Microsystems.

     Hadco acquired Zycon on January 10, 1997. This acquisition increased Hadco's net sales significantly, added approximately 600,000 square feet of manufacturing space (approximately a 100% increase) and substantially expanded the Company's manufacturing capabilities and geographic reach. The new manufacturing capabilities include state-of-the-art West Coast facilities for volume production of complex printed circuits and backplane assemblies, a quick-turn prototype and design facility on the East Coast, and a newly constructed facility for volume production in Malaysia. The acquisition of Zycon has also broadened the Company's customer base, expanded its involvement in various industry sectors, added new proprietary technologies, and increased its sales force.

     The Company was incorporated in Massachusetts in 1966. The Company's principal executive offices are located at 12A Manor Parkway, Salem, New Hampshire 03079, and its telephone number is (603) 898-8000.

INDUSTRY OVERVIEW

     Printed circuits are the basic platforms used to interconnect microprocessors, integrated circuits and other components essential to the functioning of electronic products. Printed circuits consist of a pattern of electrical traces etched from copper laminated on an insulated base that is typically composed of rigid fiberglass or thin flexible circuits. To meet the increasing requirements of Original Equipment Manufacturers (OEMs) and contract manufacturers, printed circuit manufacturers have developed more complex multilayer designs with surface mount and other attachment technologies, narrower widths and separations of copper traces, advanced materials, and smaller diameters of vias and through-holes to connect internal circuitry. Backplane assemblies are generally larger and thicker printed circuits on which connectors are mounted to receive and interconnect printed circuits, integrated circuits and other electronic components.

     Electronic interconnect products are customized for specific electronic applications and are sold to OEMs and contract manufacturers in volumes that range from several units for prototypes and small quantities for pre-production to large quantities for volume production. In the 1980s, the electronic interconnect market was largely comprised of military and personal computer applications. However, the proliferation of electronics and the emergence of new technologies have significantly broadened this market and reduced the amplitude of interconnect industry cycles in the 1990s. Electronic interconnects such as rigid printed circuits, flexible circuits and backplane assemblies are now used in a wide variety of industries and products, including data communications/telecommunications, workstations, servers, personal computers, peripherals, industrial automation, instrumentation, medical, transportation and defense.

     As electronic products have become smaller and more complex, the manufacture of interconnect products has required increasingly sophisticated engineering and manufacturing expertise and substantial capital investment. These advanced manufacturing process and technology requirements have caused OEMs to rely more heavily on independent manufacturers and to reduce dependence on their internal captive facilities. Industry sources estimate that 93% of the domestic printed circuit market was served by independent manufacturers in 1997 (compared to 66% in 1991). Captive manufacturing facilities serve the remaining 7% of the market. Historically, electronics OEMs used independent printed circuit manufacturers as offload capacity for their captive facilities. During economic downturns, independent facilities lost production orders as captives produced a greater percentage of demand internally. However, as a result of outsourcing of OEM printed circuit production, the Company believes independents are less affected by unused captive capacity during market downturns than was previously the case.

     Industry sources estimate that in 1997 the world-wide market for rigid printed circuits was approximately $29.5 billion, and the domestic market for rigid printed circuits was approximately $7.7 billion. In addition, industry sources estimate that the market for more complex multilayer printed circuits (eight layers and above) comprised approximately 40% of the total market in 1997, and has increased an average of 14% per year over the past two years. Despite its large size, the market for printed circuits remains highly fragmented. The Company believes that nine North American rigid printed circuit manufacturers had annual sales in excess of $100 million in 1997, which together would represent approximately 41% of the rigid printed circuit market.

     According to industry sources, the domestic market for backplane assemblies was approximately $1.2 billion in 1997. This market is less fragmented than that of printed circuits. The Company estimates that the ten largest producers of backplane assemblies accounted for a majority of the backplane assembly production in 1996. As in the printed circuit market, OEMs have increasingly come to rely on independent producers of backplane assemblies, allowing OEMs to reduce their capital investments, improve inventory management and purchasing power and take advantage of the process technology expertise of manufacturing specialists.

PRODUCTS AND SERVICES

     The Company's products and services are designed to meet its customers' interconnect needs for complex multilayer printed circuits and backplane assemblies. In fiscal 1997, Hadco offered complementary processes and capabilities that spanned the period from product conception through delivery of volume products. The Company's offering includes the following:

     Development. Through development groups located at various facilities, Hadco identifies, develops and markets new technologies that benefit its customers. These development groups work closely with customers during all stages of product life-cycles. For instance, process design changes and refinements required for volume production are identified and implemented prior to production. The development groups also focus on the special requirements of the Company's customers, including increasing printed circuit densities, electronic packaging and advanced materials and products. When appropriate, the development groups have coordinated the acquisition of technology licenses, filed patent disclosures and applications, and registered trademarks on behalf of the Company.

     Design. The Company provides design and engineering assistance in the early stages of product development which assures both mechanical and electrical considerations are integrated to achieve a high quality and cost effective product. The Company also evaluates customer designs for manufacturability and, when appropriate, recommends design changes to reduce manufacturing costs or lead times or to increase manufacturing yields or the quality of finished printed circuits. The Company believes that this long-term view of manufacturing and customer relationships distinguishes the Company from many manufacturers which compete primarily in the quick-turn market. By working closely with its customers, the Company also gains a better understanding of the future requirements of OEMs. This cooperative process shortens the time in transition from the development of the prototype design to volume manufacturing and facilitates the delivery of high quality products to customer premises in a timely fashion.

     Quick-Turn Prototype. Prototypes typically require lead times of three to seven days, and as short as 24 hours. The Company provides quick-turn prototype services to the product development groups of customers that require small test quantities. Hadco offers these services through its Tech Centers in Massachusetts, New Hampshire and California. Prototype development at these Centers has included multilayer printed circuits of up to 38 layers, embedded discrete components, Multichip Modules (MCM), Single Chip Carriers (SCC), planar magnetics, advanced surface finishes, and various high performance substrates for the high frequency microwave market. The Tech Centers also support advanced attachment technologies such as Tape Automated Bonding (TAB), Direct Chip Attach
(DCA) and High Density Interposers (HDI). In combining the design of a printed circuit with the manufacture of the prototype, Hadco can reduce the length of the design/manufacture cycle. By working closely with customers at the design and prototype stage, the Company believes it strengthens long-term relationships with its customers and gains an advantage in securing a preferred vendor status when customers begin volume production.

     Pre-Production. Pre-production is the manufacture of limited quantities of electronic interconnects during the transition period from prototype to volume production. Pre-production generally requires quick-turn delivery to accommodate time-to-volume pressures or as a temporary solution for unforeseen customer demands. Pre-production is done in the Tech Centers and in volume production facilities.

     Volume Production. Volume production is characterized by longer lead times and increased emphasis on lower cost as the product moves to full-scale commercial production. As customers increasingly demand a quick transition from prototype to volume production, few independent manufacturers can provide complex printed circuits of 18 or more layers in the volume provided by Hadco's larger facilities. During 1996, the Tech Centers transitioned chip attachment technologies such as Ball Grid Array (BGA), Tape Automated Bonding (TAB), Direct Chip Attach (DCA), High Density Interposers (HDI), and other technologies including Multichip Module (MCM) and Single Chip Carriers (SCC) to volume production. The Company operates five facilities located in California, New York, New Hampshire and Malaysia for medium and high-volume printed circuit production.

     Backplane Assembly. Backplane assemblies are generally larger and thicker printed circuits on which connectors are mounted to interconnect printed circuits, integrated circuits and other electronic components. Hadco incorporates its own printed circuits in backplane assemblies to provide customers with a high level of printed circuit technology on a quick-turn and volume basis. Net sales of backplane assemblies accounted for 7%, 17% and 11% of total Company net sales during fiscal 1995, 1996 and 1997, respectively, and for 10% on a pro forma basis including Zycon during fiscal 1996. With its backplane assembly operations, Hadco is one of a few companies that provides its customers with the strategic advantage of an integrated offering to meet their needs from development and design through volume production and backplane assembly.

     The Company's advanced process capabilities enhance each of the above services and include:

     Manufacture of High Performance Printed Circuits. The Company produces technologically advanced printed circuits primarily for the high performance market at the Tech Centers and its volume production facilities. These printed circuits, used principally in the data communications and telecommunications industries, are designed to function in high temperature environments and at higher frequencies. Materials used by the Company for these products include Teflon(R), cyanate ester, GETEK(R), liquid crystal polymers, polymides, and bismaleimide triazine epoxies.

     Development of Emerging Technologies. The Company undertakes projects to develop advanced or improved processes, materials and product lines. Buried Capacitance(TM) and buried resistance are advanced materials being developed by the Company to provide improved electrical performance and greater interconnect densities. Sales of Buried Capacitance(TM)products by the Company in fiscal 1997 totaled $31.7 million, and the Company believes that buried resistance materials (ResistAIR(TM)) may generate additional future revenue. In addition, the Company is developing the MicroPath(TM) family of micro via processes, which include liquid imaging, dry film imaging, plasma etching, and laser drilling. Micro vias provide a significant increase in printed circuit density. During fiscal 1996, the Company also began to produce rigid flex printed circuit products utilizing licensed HVRFlex(TM) technology. These products enable customers to fold a printed circuit and reduce the need for cable connectors in the portable computer and telecommunications markets. See "Item 2. Manufacturing and Facilities."

MARKETS AND CUSTOMERS

     Hadco's customers are a diverse group of OEMs and contract manufacturers in the computing (mainly workstations, servers, mainframes, storage and notebooks), data communications/telecommunications and industrial automation industries, including process controls, automotive, medical and instrumentation. The following table shows, for the periods indicated, the Company's net sales and percentage of its net sales to the principal end-user markets it serves. The information reflected in the table does not include Zycon, except that the information in the column "October 25, 1997" includes the combined operations of Zycon and the Company since January 10, 1997.

                                                               FISCAL YEAR ENDED,
                                              ----------------------------------------------------
                                               OCTOBER 28,        OCTOBER 26,        OCTOBER 25,
                  MARKETS                          1995               1996               1997
--------------------------------------------  --------------     --------------     --------------
                                                             (DOLLARS IN MILLIONS)
Computing...................................  $ 84.9      32%    $119.2      34%    $205.0      32%
Contract Assembly...........................    69.0      26      112.2      32      289.2      44
Data Communications/Telecommunications......    90.2      34       94.7      27      119.1      18
Industrial Automation.......................    15.9       6       17.5       5       24.8       4
Other.......................................     5.2       2        7.1       2       10.5       2
                                              ------     ---     ------     ---     ------     ---
Total Net Sales.............................  $265.2     100%    $350.7     100%    $648.6     100%
                                              ======     ===     ======     ===     ======     ===

     The Company supplied its products and services to a diverse base of approximately 560 customers in fiscal 1997, including 77 customers with purchases in excess of $1 million. The Company attempts to market its products to customers who currently have, or have the potential to achieve, significant market share in their respective industries. The following list sets forth the Company's largest customers during fiscal 1997:

            Cabletron Systems                                 Northern Telecom
            Celestica                                         RSP Manufacturing
            Compaq Computer                                   SCI Systems
            Jabil Circuits                                    Solectron
            Lucent Technologies                               Sun Microsystems

     During fiscal 1995, 1996 and 1997, no customer accounted for more than 7%, 15% and 15%, respectively, of Hadco's net sales, and the Company's ten largest customers together accounted for approximately 46%, 48% and 47%, respectively, during the same periods, and 43% in fiscal 1996 on a pro forma basis including Zycon. In fiscal 1997, one customer, Solectron, accounted for approximately 15% of the net sales of the Company.

     The Company generally does not obtain long-term purchase orders or commitments from its customers, and the orders received by the Company generally require delivery within 90 days. However, many of the Company's customers have maintained long-term purchasing relationships with the Company.

SALES AND MARKETING

     The Company markets its products through its own sales and marketing organization and independent manufacturers' representatives. As of October 25, 1997, the Company employed 102 sales and marketing employees, of which 51 are direct sales representatives at nine locations. The Company is also represented by 13 independent manufacturers' representatives at 24 locations in North America, Europe, Mexico, Asia, Australia and the Middle East. Regional direct sales offices are located in the states of Arizona, California,

Colorado, Georgia, Minnesota, New Hampshire, North Carolina, Oregon, Pennsylvania, Texas and the Province of Ontario, Canada. The Company's sales organization is divided into four territories, and each direct sales representative and each manufacturer's representative works within one of the four territories. Each territory also has a support staff of sales engineers and technical service personnel responsible for technical liaison and problem solving, development of product and market opportunities, market research and marketing communications.

     The Company focuses on developing close relationships with customers beginning at the earliest development and design phases and continuing throughout all stages of product production. The Company's Advanced Packaging Development Group identifies, develops and markets new technologies that benefit its customers and is intended to position the Company as an important source for these solutions. This group also assists marketing efforts by hosting the Regional Technology Symposiums at which the Company's technical capabilities are presented to, and industry technical trends are discussed with, customers of the Company. These Symposiums attract engineers and designers from electronics OEMs and facilitate an interactive discussion of the latest technologies in the manufacture of complex printed circuits.

SUPPLIER RELATIONSHIPS

     Historically, the majority of raw materials used in the Company's manufacture of printed circuits and components used in backplane assemblies have been readily available. However, product changes and the overall demand for electronic interconnect products could increase the industry's use of new laminate materials, standard laminate materials, multilayer blanks, electronic components and other materials, and therefore such materials may not be readily available to the Company in the future. Zycon has experienced shortages of certain types of raw materials in the past. There can be no assurance that shortages of certain types of raw materials or components will not occur in the future. To date, material shortages or price fluctuations have not had a materially adverse effect on the Company, but there can be no assurance that material shortages or price fluctuations will not have a material adverse effect on the Company in the future.

     The Company works with its suppliers to develop just-in-time supply systems which reduce inventory carrying costs. The Company also maintains a Supplier Certification Program which evaluates potential vendors on the basis of such factors as quality, on-time delivery, cost, technical capability, and potential technical advancement. Certification is based on both actual performance and audits of vendors' manufacturing sites. Key suppliers are reviewed quarterly to preserve strong relationships with these suppliers and maintain regular dialogue on quality, cost and technical advancement issues. Many suppliers attend the Company's Supplier Symposium, where the Company's goals and objectives are discussed with vendors.

COMPETITION

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

     Hadco competes on the basis of product quality, timeliness of delivery, price, customer technical support and its integrated offering, from development and design through volume production and backplane assembly.

PRODUCT PROTECTION

     The Company has obtained ten United States and two foreign patents. Although Hadco seeks to protect certain proprietary technology and other intangible assets through patents and trademark filings, it has relatively few patents and relies primarily on trade secret protection. There can be no assurance that the Company will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. The future success of the Company will depend on the continued development of processes and capabilities. The Company believes that its accumulated experience with respect to materials and process technology is also important to its operations.

RELEASED BACKLOG

     The Company's released backlog as of October 25, 1997 was $122.3 million, compared with $77.7 million as of October 26, 1996. The Company anticipates delivering approximately 92% of its released backlog during its first quarter of fiscal 1998. Released backlog consists of orders for which artwork has been received, a delivery date has been scheduled and the Company anticipates it will manufacture and deliver the order. Cancellation and postponement charges, to the extent they exist with respect to released backlog, generally vary depending upon the time of cancellation or postponement, and a significant portion of the Company's released backlog at any time may be subject to cancellation or postponement without penalty. Variations in the size, timing and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements, may result in substantial fluctuations in released backlog from period to period. Accordingly, the Company believes that released backlog is not a meaningful indicator of future quarterly or annual financial results.

EMPLOYEES

     As of October 25, 1997, the Company had 6,142 employees, compared to 3,005 employees as of October 26, 1996. The employees are not represented by a union, and the Company has never experienced any labor problems resulting in a work stoppage.

ENVIRONMENTAL MATTERS

     The Company is required to comply with all federal, state, county and municipal regulations regarding protection of the environment. There can be no assurance that more stringent environmental laws will not be adopted in the future and, if adopted, the costs of compliance with more stringent environmental laws could be substantial. Waste treatment and disposal are major considerations for printed circuit manufacturers. The Company uses chemicals in the manufacture of its products that are classified by the Environmental Protection Agency (EPA) as hazardous substances. The Company is aware of certain chemicals that exist in the ground at certain of its facilities. The Company has notified various governmental agencies and continues to work with them to monitor and resolve these matters. During March 1995, the Company received a Record

Of Decision (ROD) from the New York State Department of Environmental Conservation (NYSDEC), regarding soil and groundwater contamination at its Owego, New York facility. Based on a Remedial Investigation and Feasibility Study (RIFS) for apparent on-site contamination at that facility and a Focused Feasibility Study (FFS), each prepared by environmental consultants of the Company, the NYSDEC has approved a remediation program of groundwater withdrawal and treatment and iterative soil flushing. The Company recently executed a Modification of the Order on Consent to implement the approved ROD. The cost, based upon the FFS, to implement this remediation is estimated to be $4.6 million, and is expected to be expended as follows: $260,000 for capital equipment and $4.3 million for operation and maintenance costs which will be incurred and expended over the estimated life of the program of 30 years. NYSDEC has requested that the Company consider taking additional samples from a wetland area near the Company's Owego facility. Analytical reports of earlier sediment samples indicated the presence of certain inorganics. There can be no assurance that the Company and/or other third parties will not be required to conduct additional investigations and remediation at that location, the costs of which are currently indeterminable due to the numerous variables described in the fifth paragraph of this "-- Environmental Matters" section.

     From 1974 to 1980, the Company operated a printed circuit manufacturing facility in Florida as a lessee of property that is now the subject of a pending lawsuit ("the Florida Lawsuit") and investigation by the Florida Department of Environmental Protection (FDEP). On June 9, 1992, the Company entered into a Cooperating Parties Agreement in which it and Gould, Inc., another prior lessee of the site have agreed to fund certain assessment and feasibility study activities at the site, and an environmental consultant has been retained to perform such activities. The cost of such activities is not expected to be material to the Company. In addition to the Cooperating Parties Agreement, Hadco and others are participating in alternative dispute resolution regarding the site with an independent mediator. In connection with the mediation, in February 1992 the FDEP presented computer-generated estimates of remedial costs, for activities expected to be spread over a number of years, that ranged from approximately $3.3 million to $9.7 million. Mediation sessions were conducted in March 1992 but have been suspended during the ongoing assessment and feasibility activities. Management believes it is likely that it will participate in implementing a continuing remedial program for the site, the costs of which are currently unknown. In June 1995, Hadco was named a third-party defendant in the Florida Lawsuit. See "Item 3. Legal Proceedings."

     The Company has commenced the operation of a groundwater extraction system at its Derry, New Hampshire facility to address certain groundwater contamination and groundwater migration control issues. Further investigation is underway to determine the areal extent of the groundwater contaminant plume. Because of the uncertainty regarding both the quantity of contaminants beneath the building at the site and the long-term effectiveness of the groundwater migration control system the Company has installed, it is not possible to make a reliable estimate of the length of time remedial activity will have to be performed. However, it is anticipated that the groundwater extraction system will be operated for at least 30 years. There can be no assurance that the Company will not be required to conduct additional investigations and remediation relating to the Derry facility. The total costs of such groundwater extraction system and of conducting any additional investigations and remediation relating to the Derry facility are not fully determinable due to the numerous variables described in the fifth paragraph of this "-- Environmental Matters" section.

     The City of Santa Clara has adopted an ordinance that, as of April 1, 1997, significantly reduces the amount of waste, including copper and nickel, that companies such as the Company may discharge into the city sanitary sewer. The new ordinance provides for substantial penalties for intentional or negligent violations. These penalties include fines ranging from $10,000 to $50,000 per day, revocation of required business permits, the issuance of a cease and desist order and, under certain circumstances, up to nine months imprisonment. Under the new ordinance, the Company is subject to stringent requirements on the amount of water it can discharge and is required to substantially reduce the concentrations of certain chemicals, including copper and nickel, which it currently discharges. Under the new ordinance, the concentration limit for Hadco's copper discharge is reduced from 2.70 milligrams per liter to 1.02 milligrams per liter, and the concentration limit for Hadco's nickel discharge is reduced from 2.60 milligrams per liter to 0.02 milligrams per liter. The Company believes it is currently in compliance with the new copper discharge limit which became effective April 1,

1997. On March 31, 1997, the San Jose/Santa Clara Water Pollution Control Plant (the "SJ/SC POTW") issued a new compliance schedule for the Company with respect to the nickel discharge limit, in part to allow the Company to complete a new Mass Audit Study for nickel. The Company filed the updated Mass Audit Study with the SJ/SC POTW in May 1997, and has not yet received notice of a new nickel discharge limit. Management believes the Company will be in compliance with applicable discharge limits through the implementation of additional changes in technology and raw materials and/or as a result of the SJ/SC POTW's reconsideration and upward revision of the Company's nickel discharge limit. However, there can be no assurances that the Company will be able to comply or that the costs of complying will not exceed the Company's current estimate. The Company estimates that the total equipment cost of complying with the new ordinance will be between $150,000 and $200,000. In addition, the Company anticipates an annual cost of approximately $120,000 to treat wastewater and to dispose of sludge off-site.

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

     Management believes the ultimate disposition of above known environmental matters described in this "-- Environmental Matters" section will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of Notes to the Company's Consolidated Financial Statements.

     The Company plans additional capital expenditures during fiscal 1998 to further reduce air emissions and reduce waste generation. See discussion under "Item 2. Manufacturing and Facilities" concerning the Company's capital expenditures relating to environmental control facilities and equipment, and under "Item 3. Legal Proceedings" relating to lawsuits regarding environmental matters.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                   NAME                      AGE                         POSITION
-------------------------------------------  ---     ------------------------------------------------
Horace H. Irvine II........................  60      Chairman of the Board of Directors
Andrew E. Lietz............................  59      President, Chief Executive Officer and Director
Timothy P. Losik...........................  38      Senior Vice President, Chief Financial Officer
                                                     and Treasurer
John D. Caruso, Jr.........................  49      Senior Vice President
Christopher T. Mastrogiacomo...............  39      Senior Vice President
Richard P. Saporito........................  43      Senior Vice President
Michael K. Sheehy..........................  50      Senior Vice President
Robert E. Snyder...........................  57      Senior Vice President
James C. Hamilton..........................  60      Clerk

     Mr. Horace H. Irvine II is a founder of the Company and has been its Chairman of the Board since the Company was incorporated in 1966 and its Chief Executive Officer from 1966 until 1986. He was President of the Company from 1966 until 1980 and Treasurer of the Company from 1966 until 1984. He is Chairman of the Nominating Committee of the Board of Directors.

     Mr. Lietz joined the Company in 1984 and has been President and Chief Executive Officer of the Company since October 1995. From July 1991 to October 1995 Mr. Lietz was the Chief Operating Officer and a Vice President of the Company. He has been a director of the Company since February 1993.

     Mr. Losik joined the Company in 1986 and has been the Chief Financial Officer, Vice President and Treasurer of the Company since March 1994, and a Senior Vice President since September 1997. He was the Controller of the Company from June 1992 to March 1994 and a Corporate Accounting Manager from March 1988 to June 1992.

     Mr. Caruso joined the Company in September 1997 as the Senior Vice President in charge of Eastern Operations. Prior to joining Hadco, Mr. Caruso was the Managing Director of Worldwide Manufacturing at Cabletron Systems, a data communications company, from 1990 to September 1997.

     Mr. Mastrogiacomo joined the Company in March 1988 and has been the Senior Vice President in charge of the Santa Clara volume operations as well as all North American value added manufacturing operations (backplane assembly) since September 1997. He was a Vice President from January 1997 to September 1997, and the Business Unit Manager in charge of the Derry volume printed circuit business unit from January 1994 to January 1997. From March 1988 to January 1994, Mr. Mastrogiacomo was Manufacturing Manager at the Company's Owego, New York facility.

     Mr. Saporito joined the Company in 1987 and has been a Vice President of the Company since December 1991 and a Senior Vice President since September 1997. He was the Director of Human Resources of the Company from 1989 to 1991.

     Mr. Sheehy joined the Company in 1994 and has been the Senior Vice President of worldwide sales and marketing since September 1997. He was the Vice President in charge of the value added manufacturing business unit (backplane assembly) from March 1995 to September 1997. Prior to joining Hadco, Mr. Sheehy was the Vice President of Logistic Operations and then Operations at Kendall Square Research Corp. from January 1991 to November 1994.

     Mr. Snyder joined the Company in January 1997 and has been a Senior Vice President since September 1997. Prior to joining the Company, Mr. Snyder was the Managing Director of Asian Operations of Zycon Corporation from January 1996 to January 1997. He was Vice President of materials and production control of Zycon Corporation from February 1990 to January 1996.

     Mr. Hamilton has been the Clerk of the Company since 1966. He is a partner in the law firm of Berlin, Hamilton & Dahmen, LLP, general counsel to the Company.

ITEM 2.  MANUFACTURING AND FACILITIES

     The need for high volume production of dense multilayer printed circuits has transformed the electronic interconnect industry into one that increasingly requires complex manufacturing processes and necessitates high levels of investment in facilities, advanced materials, production processes and product design capabilities. The Company has invested in production technology to manufacture large volumes of dense multilayer printed circuits utilizing advanced attachment strategies such as Surface Mount Technology (SMT), Tape Automated Bonding (TAB), High Density Interposers (HDI) and Ball Grid Array
(BGA). The Company employs numerous advanced manufacturing techniques and systems, including Computer Aided Manufacturing (CAM) systems, Computer Integrated Manufacturing (CIM) systems, computer controlled drilling and routing, dry-film imaging, multi-purpose metals plating, high volume surface coating, dual-access electrical testing, automated optical inspection, high-volume photoimageable solder mask processing, and computer controlled high-volume lamination systems. These techniques enable Hadco to manufacture complex printed circuits of consistent quality, in high volume and on a timely basis. All of the Company's North American production facilities are ISO9002 certified. See "Item 1. Business -- Products and Services."

     Hadco is able to provide a broad and integrated offering through a focused manufacturing strategy for each facility. The Company manufactures its products in ten facilities, consisting of five volume production facilities (in California, New Hampshire, New York and Malaysia), two backplane assembly facilities (in California and New Hampshire) and three quick-turn prototype facilities (in Massachusetts, New Hampshire and California). The production expertise of some facilities overlap, enabling Hadco to allocate production based on product type and available capacity.

     Hadco has pursued a strategy of expanding the capacity and geographic scope of its manufacturing facilities to better serve high growth segments of the electronics industry in key geographic markets. With the acquisition of Zycon in January 1997, the Company added a 310,000 square foot volume production facility in California, a 180,000 square foot volume production facility in Malaysia, a 71,000 square foot quick-turn prototype facility in Massachusetts, and a 29,000 square foot backplane assembly facility in California.

     In total, the Company leases or owns approximately 1.3 million square feet of manufacturing space. The Company's significant facilities are as follows:

                           FUNCTION                          LOCATION         SQUARE FEET
        ----------------------------------------------  ------------------    -----------
        Volume Production.............................  Santa Clara and
                                                        San Jose, CA            310,000
                                                        Owego, NY               292,000
                                                        Derry, NH               200,000
                                                        Kuching, Malaysia       180,000
                                                        Hudson, NH               54,000
        Quick-Turn Prototype..........................  Haverhill, MA            71,000
                                                        Watsonville, CA          35,000
                                                        Salem, NH                27,000
        Backplane Assembly............................  Salem, NH                60,000
                                                        Santa Clara, CA          29,000
        Administrative................................  Santa Clara, CA          29,000
                                                        Salem, NH                35,000*

---------------
* under renovation

     The Company owns its volume production facilities in Owego, New York and Derry, New Hampshire. The Company leases its volume production and backplane assembly facilities in Santa Clara and San Jose, California, which are located in four adjacent buildings; the leases for these four buildings expire in March 2009 and contain options to extend for up to two additional periods of five years each. The Company completed construction in calendar 1996 of its volume production facility in Kuching, Malaysia and leases the land on which this facility is located for a period of 60 years, expiring in November 2055. The Hudson, New Hampshire operations are located in two separate buildings, and their leases expire in December 1997 with options to extend until December 2000.

     Leases for the Company's quick-turn prototype facility in Haverhill, Massachusetts expire in December 2003, with options on two of the leases to extend for an additional five years and options on the third lease to extend for an additional ten years. The lease for the Watsonville, California quick-turn prototype facility expires in December 1999, with options to extend until December 2011. The lease for the quick-turn prototype facility in Salem, New Hampshire expires in May 1999, with an option to extend until May 2004.

     The lease for the backplane assembly facility in Salem, New Hampshire expires in March 2000, with options to extend until March 2006. The leases for the Santa Clara, California buildings include the 29,000 square feet of backplane assembly operations.

     The administrative and corporate offices in Salem, New Hampshire are located in three separate buildings, two of which are covered by leases that expire in October 2000, with options to extend until October 2006, and the third of which is a sublease expiring in July 2003, with options to extend until July 2009. The leases for the Santa Clara, California buildings include the 29,000 square feet of administrative space.

     The Company also owns approximately six acres of land in Salem, New Hampshire, approximately five acres of land in Derry, New Hampshire, and approximately 29 acres of land in Owego, New York.

     In fiscal 1997, the Company's capital expenditures relating to its environmental control facilities and equipment totaled approximately $841,000. The Company estimates that it will make capital expenditures with respect to its environmental control facilities and equipment of approximately $4.0 million and $1.9 million in fiscal 1998 and 1999, respectively.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is one of 33 entities which have been named as potentially responsible parties in a lawsuit pending in the federal district court of New Hampshire concerning environmental conditions at the Auburn Road, Londonderry, New Hampshire landfill site. Local, state and federal entities and certain other parties to the litigation seek contribution for past costs, totaling approximately $20 million, allegedly incurred to assess and remediate the Auburn Road site. In December 1996, following publication and comment period, the EPA amended the ROD to change the remedy at the Auburn Road site from active groundwater remediation to future monitoring. Other parties to the lawsuit also allege that future monitoring will be required. The Company is contesting liability, but is participating in mediation with 27 other parties in an effort to resolve the lawsuit.

     In connection with the "Florida Lawsuit" (as described in the second paragraph under "Item 1. Business -- Environmental Matters") pending in the Circuit Court for Broward County, Florida, Hadco and Gould, Inc., another prior lessee of the site of the printed circuit manufacturing facility in Florida, were each served with a third-party complaint in June 1995, as third-party defendants in such pending Florida Lawsuit by a party who had previously been named as a defendant when the Florida Lawsuit was commenced in 1993 by the FDEP. The Florida Lawsuit seeks damages relating to environmental pollution and FDEP costs and expenses, civil penalties, and declaratory and injunctive relief to require the parties to complete assessment and remediation of soil and groundwater contamination. The other parties include alleged owners of the property and Fleet Credit Corporation, a secured lender to a prior lessee of the property. See "Item 1. Business -- Environmental Matters."

     In March 1993, the EPA notified Hadco Santa Clara (formerly Zycon) of its potential liability for maintenance and remediation costs in connection with a hazardous waste disposal facility operated by Casmalia Resources, a California Limited Partnership, in Santa Barbara County, California. The EPA identified Hadco Santa Clara as one of the 65 generators which had disposed the greatest amounts of materials at the site. Based on the total tonnage contributed by all generators, Hadco Santa Clara's share is estimated at approximately 0.2% of the total weight.

     The Casmalia site was regulated by the EPA during the period when the material was accepted. There is no allegation that Hadco Santa Clara violated any law in the disposal of material at the site, rather the EPA's actions stemmed from the fact that Casmalia Resources may not have the financial means to implement a closure plan for the site and because of Hadco Santa Clara's status as a generator of hazardous waste.

     In June 1997, the United States District Court in Los Angeles, California approved and entered a Consent Decree among the EPA and 49 entities (including Hadco Santa Clara) acting through the Casmalia Steering Committee (CSC). The Consent Decree sets forth the terms and conditions under which the CSC will carry out work aimed at final closure of the site. Certain closure activities will be performed by the CSC. Later work will be performed by the CSC, if funded by other parties. Under the Consent Decree, the settling parties will work with the EPA to pursue the non-settling parties to ensure they participate in contributing to the closure and long-term operation and maintenance of the facility.

     The EPA will continue as the lead regulatory agency during the final closure work. Because long-term maintenance plans for the site will not be determined for a number of years, it has not yet been decided which regulatory agency will oversee this phase of the work plan or how the long-term costs will be funded. However, the Consent Decree provides a mechanism for ensuring that an appropriate federal, state or local agency will assume regulatory responsibility for long-term maintenance.

     The future costs in connection with the lawsuits described in the preceding paragraphs are currently indeterminable due to such factors as the unknown timing and extent of any future remedial actions which may be required, the extent of any liability of the Company and of other potentially responsible parties, and the financial resources of the other potentially responsible parties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote to the Company's security holders during the fourth quarter of the fiscal year ended October 25, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "HDCO." The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company's Common Stock on the Nasdaq National Market.

                                                                       HIGH       LOW
                                                                       ----       ----
        Fiscal 1996
          First Quarter..............................................  34 15/16   21 1/4
          Second Quarter.............................................  35 3/4     23 3/4
          Third Quarter..............................................  30 3/4     18 1/4
          Fourth Quarter.............................................  34 1/8     18 1/2
        Fiscal 1997
          First Quarter..............................................  59 1/8     27 3/8
          Second Quarter.............................................  57 1/8     33 1/8
          Third Quarter..............................................  75 5/8     41
          Fourth Quarter.............................................  73         47 1/2

     The Company has never declared or paid a cash dividend on its Common Stock, and it is anticipated that the Company will continue to retain its earnings for use in its business and not pay cash dividends. Declaration of dividends is within the discretion of the Company's Board of Directors, which will review such dividend policy from time to time. The Company's amended and restated senior revolving credit loan facility with BankBoston, N.A. (the "Amended Credit Facility") currently contains a covenant prohibiting the Company from paying a cash dividend. See Note 14 of Notes to Consolidated Financial Statements.

     As of January 9, 1998, there were approximately 311 holders of record of the Common Stock. On January 9, 1998, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $37 31/32 per share.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data for Hadco and subsidiaries. The selected consolidated financial data for each of the years ended October 30, 1993, October 29, 1994, October 28, 1995, October 26, 1996 and October 25, 1997 have been derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               FISCAL YEAR ENDED
                                              ----------------------------------------------------
                                              OCT. 30,   OCT. 29,   OCT. 28,   OCT. 26,   OCT. 25,
                                                1993       1994       1995       1996     1997(1)
                                              --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales...................................  $189,494   $221,570   $265,168   $350,685   $648,705
Gross profit................................    36,645     45,518     67,440     90,455    141,392
Write-off of acquired in-process research
  and development...........................        --         --         --         --     78,000
Income (loss) from operations...............    13,710     16,482     33,906     51,532     (1,194)
Net income (loss)...........................  $  8,227   $  9,943   $ 21,374   $ 32,014   $(36,493)
Net income (loss) per share, primary(2).....  $    .76   $    .93   $   1.98   $   2.89   $  (3.18)
Weighted average shares outstanding(2)......    10,819     10,720     10,806     11,084     11,458

CONSOLIDATED BALANCE SHEET DATA:
Working capital.............................  $ 30,593   $ 31,829   $ 41,043   $ 43,561   $ 53,693
Total assets................................   110,782    126,326    162,991    219,501    502,517
Long-term debt and capital lease
  obligations, net of current portion.......     9,382      4,526      2,387      1,515    109,716
Stockholders' investment....................    68,431     77,440    100,774    138,841    239,912

---------------
(1) Net loss for the year ended October 25, 1997 includes a non-recurring write-off relating to the acquisition of Zycon for in-process research and development. Before deducting the non-recurring write-off, income from operations was $76,806,000, net income was $41,507,000 and net income per share was $3.48 (based on weighted average shares outstanding of approximately 11,942,000).

(2) See Note 1 of Notes to the Company's Consolidated Financial Statements for an explanation of the basis used to calculate net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements which involve risks and uncertainties. Hadco Corporation makes such forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in this Item 7 under "Factors That May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this
Item 7, the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

     As used herein, the terms "Company" and "Hadco," unless otherwise indicated or the context otherwise requires, refer to Hadco Corporation and its subsidiaries, including Hadco Santa Clara (formerly Zycon). However, all financial information for periods ended prior to January 10, 1997, unless otherwise indicated or the context otherwise requires, is for Hadco Corporation alone and does not include Zycon.

ZYCON ACQUISITION

     On January 10, 1997, the Company purchased Zycon. The acquisition added state-of-the-art facilities for volume production of complex printed circuits and backplane assemblies in the Silicon Valley area, a quick-turn prototype and design facility in Massachusetts, and a newly constructed facility for volume production of printed circuits in Malaysia. Hadco acquired Zycon for $212 million and recorded the acquisition under the purchase method of accounting. As a result, a purchase price premium of $187 million was recorded on the transaction. Approximately $78 million of the premium was written off as acquired in-process research and development with no alternative future use as a non-recurring write-off to net income for the year ended October 25, 1997. The remaining premium of $109 million was allocated to identifiable intangibles and goodwill, and will be written off over 12 to 30 years, with an average amortization period of 17 years. The acquisition was financed from a $250 million senior revolving credit facility, plus existing cash and short-term investments.

     The gross profit margin for Zycon for the fiscal year ended December 31, 1996 was 15.7%. The gross profit margin for Hadco for the fiscal years ended October 26, 1996 and October 25, 1997 was 25.8% and 21.8%, respectively. As a result of the Zycon acquisition, the Company expects that its gross profit margin will be lower in future quarters than has historically been the case for Hadco.

RESULTS OF OPERATIONS

     The following table sets forth certain Consolidated Statements of Operations data and other data as a percentage of net sales. The table and the discussion below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, that appear elsewhere in this Annual Report on Form 10-K.

                                                                           FISCAL YEAR ENDED
                                                                   ---------------------------------
                                                                                              OCT.
                                                                   OCT. 28,     OCT. 26,       25,
                                                                     1995         1996       1997(1)
                                                                   --------     --------     -------
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales........................................................    100.0%       100.0%      100.0%
Cost of sales....................................................     74.6         74.2        78.2
                                                                     -----        -----       -----
Gross profit.....................................................     25.4         25.8        21.8
Operating expenses...............................................     12.6         11.1         9.2
Write-off of acquired in-process research and development........       --           --        12.0
Amortization of acquired intangible assets.......................       --           --         0.8
                                                                     -----        -----       -----
Income (loss) from operations....................................     12.8         14.7        (0.2)
Interest income (expense) and other, net.........................       .4           .3        (1.2)
                                                                     -----        -----       -----
Income (loss) before provision for income taxes..................     13.2         15.0        (1.4)
Provision for income taxes.......................................      5.1          5.9         4.2
                                                                     -----        -----       -----
Net income (loss)................................................      8.1%         9.1%       (5.6)%
                                                                     =====        =====       =====

---------------
(1) Net loss for the year ended October 25, 1997 includes a non-recurring write-off relating to the acquisition of Zycon for in-process research and development. As a percentage of net sales, income from operations was 11.8%, income before provision for income taxes was 10.7%, and net income was 6.4%, all before deducting the non-recurring write-off.

  Fiscal Years Ended October 25, 1997 and October 26, 1996

     Net sales during 1997 increased 85% over 1996. The increase resulted from several factors including the acquisition of Zycon, which added $216.1 million in printed circuit net sales after January 10, 1997, and an increase in both backplane assembly and non-Zycon printed circuit net sales. Backplane assembly net sales increased due to higher product volume and shipments. Printed circuit net sales increased due to higher production volume and shipments and a shift towards products with more layers and greater densities. In addition, average pricing for printed circuits decreased 0.6% for 1997 over 1996. Net sales from backplane assemblies decreased to 16.2% of total net sales excluding Zycon, from 16.9% in 1996.

     The gross profit margin decreased to 21.8% in 1997 from 25.8% for 1996. The decrease resulted from increased investment in new capacity and technologies at certain facilities and lower overall gross margins from the Zycon operations (including ongoing start-up expenses associated with the volume production facility in Malaysia).

     Operating expenses, as a percent of net sales, decreased to 9.2% in 1997 from 11.1% in 1996, due to increased net sales and the fixed nature of the Company's operating expenses. The decrease was partially offset by goodwill and purchased intangibles amortization of $5,238,000.

     Income from operations for 1997 was reduced by $78 million due to a non-recurring write-off relating to acquired in-process research and development recorded in connection with the Zycon acquisition. The remaining goodwill and purchased intangibles will be amortized over 12 to 30 years, with an average amortization period of 17 years, which will reduce income from operations by approximately $1.6 million per fiscal quarter.

     Excluding the non-recurring write-off of $78 million for acquired in-process research and development, operating margins decreased to 11.8% for 1997 from 14.7% in 1996, primarily as a result of the same factors affecting gross profit margins and from the goodwill amortization related to the Zycon acquisition.

     Interest income decreased in 1997 as compared to 1996 due to lower daily average cash balances available for investing. Interest expense increased in 1997 as compared to 1996 due to an increase in outstanding debt as a result of the Zycon acquisition.

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis, using its effective annual income tax rate. Although the Company has incurred a loss before income taxes during 1997, the Company has recorded an income tax provision because the write-off of acquired in-process research and development is not deductible for income tax purposes. Without taking into consideration the write-off of acquired in-process research and development, the Company's effective annual income tax rate for 1997 was 40.0%, which is approximately equal to the combined federal and state statutory rates. The effective rate was increased by amortization of goodwill and acquired intangibles which is not tax deductible, and this item was offset by the tax benefit of the Company's foreign sales corporation and various state investment tax credits. The effective tax rate for 1997 is based on current tax laws.

     The Company includes in operating expenses charges for actual expenditures and accruals, based on estimates, for environmental matters. To the extent and in amounts Hadco believes circumstances warrant, it will continue to accrue and charge to operating expenses cost estimates relating to environmental matters. The Company believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period. See "Item 1. Business -- Environmental Matters," "Item 3. Legal Proceedings" and
Note 9 of Notes to the Company's Consolidated Financial Statements.

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

     The Company is reviewing the areas within its business and operations which could be adversely affected by Year 2000 issues and evaluating the costs associated with modifying and testing its systems for the Year 2000. Although the Company is not yet able to estimate its incremental cost for Year 2000 issues, based on its preliminary review to date, the Company does not believe Year 2000 issues will have a material adverse effect on the Company's business, financial condition or results of operations.

  Fiscal Years Ended October 26, 1996 and October 28, 1995

     Net sales during 1996 increased 32.3% over 1995. The change was due to a 15.1% increase in the volume of production and shipments and a shift in product mix to higher layer, higher density products, as compared to 1995. Average pricing per unit increased 6.1% compared to 1995. Sales of backplane and other electronic assemblies increased to 17% of the Company's net sales in 1996, versus 7% for 1995.

     The gross profit margin increased to 25.8% in 1996 from 25.4% in 1995. The increase was a direct result of higher volume of shipments, an increase in the technology level of product mix, and improved pricing. These increases have been partially offset by increased costs relating to the implementation of new production lines and materials and the shift in mix to a higher level of value-added products.

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

     The annual effective tax rate for 1996 and 1995 was 39.0%, which was less than the then current combined federal and state statutory rates. This difference was caused primarily by tax advantaged investments and the tax benefits of a foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

     In fiscal 1997, the Company's financing requirements were satisfied principally from cash flows from operations, bank borrowings and the sale of Common Stock. Cash provided by operating activities was approximately $50.7 million, net bank borrowings were approximately $60.2 million, and the proceeds from the sale of Common Stock were $131.1 million. These funds were used to meet increased working capital needs and to acquire Zycon for $212 million, as well as for capital expenditures of approximately $69.0 million.

     At October 25, 1997, the Company had working capital of approximately $53.7 million and a current ratio of 1.48, compared to working capital of approximately $43.6 million and a current ratio of 1.62 at October 26, 1996. Cash, cash equivalents and short-term investments at October 25, 1997 were approximately $13.7 million, a decrease of $28.5 million from approximately $42.2 million at October 26, 1996.

     The Company currently anticipates that its capital expenditures for fiscal 1998 will be in excess of $90 million, of which approximately $17.8 million represents commitments to purchase manufacturing equipment and leasehold improvements. The majority of these capital expenditures is expected to be completed by the end of fiscal 1998. The amount of these anticipated capital expenditures will frequently change based on future changes in business plans and conditions of the Company and changes in economic conditions.

     In January 1997, the Company obtained a senior revolving credit loan facility for up to $250 million from BankBoston, N.A. (the "Credit Facility")
(i) primarily to finance the purchase of the shares of Common Stock of Zycon pursuant to the tender offer commenced by the Company on December 11, 1996, (ii) to refinance Zycon's existing bank credit agreements, and (iii) for working capital and other general corporate purposes. At October 25, 1997, $100 million was outstanding under the Credit Facility. In December 1997, the Company negotiated a new $400 million senior revolving credit loan facility with BankBoston, N.A., which amends and restates the Credit Facility (the "Amended Credit Facility"). Interest on loans outstanding under the Amended Credit Facility is, at the Company's election, payable at either (1) the higher of the lender's base rate or a floating rate equal to 1.5% over the prevailing U.S. federal funds rate, or (2) a Eurodollar Rate, which is a fixed rate equal to an applicable Eurodollar rate margin plus the prevailing Eurodollar rate for interest periods of one, two, three or six months. The Amended Credit Facility matures in January 2002.

     The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations will be sufficient to fund its anticipated working capital, capital expenditure and debt payment requirements through fiscal 1998. Because the Company's capital requirements cannot be predicted with certainty, however, there is no assurance that the Company will not require additional financing during this period. There is no assurance that any additional financing will be available on terms satisfactory to the Company or not disadvantageous to the Company's security holders.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth in the following risk factors and elsewhere in this Annual Report on Form 10-K. In addition to the other information included, the following risk factors should be considered carefully in evaluating the Company and its business.

  Dependence on Electronics Industry

     The Company's principal customers are electronics OEMs and contract manufacturers in the computing (mainly workstations, servers, mainframes, storage and notebooks), data communications/telecommunications and industrial automation industries, including process controls, automotive, medical and instrumentation. These industry segments, and the electronics industry as a whole, are characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. Discontinuance or modifications of products containing components manufactured by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the electronics industry is subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A recession or any other event leading to excess capacity or a downturn in the electronics industry would likely result in intensified price competition, reduced gross margins and a decrease in unit volume, all of which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1. Business -- Industry Overview" and "Item 1. Business -- Markets and Customers."

  Fluctuations in Quarterly Operating Results

     The Company's quarterly operating results have varied and may continue to fluctuate significantly. At times in the past, the Company's net sales and net income have decreased from the prior quarter. Operating results are affected by a number of factors, including the timing and volume of orders from and shipments to customers relative to the Company's manufacturing capacity, level of product and price competition, product mix, the number of working days in a particular quarter, trends in the electronics industry and general economic factors. In recent years, the Company's gross margins have varied primarily as a result of capacity utilization, product mix, lead times, volume levels and complexity of customer orders. There can be no assurance that the Company will be able to manage the utilization of manufacturing capacity or product mix in a manner that would maintain or improve gross margins or the Company's business, financial condition and results of operations. The timing and volume of orders placed by the Company's customers vary due to customer attempts to manage inventory, changes in customers' manufacturing strategies and variation in demand for customer products. An interruption in manufacturing resulting from shortages of parts or equipment, fire, earthquake or other natural disaster, equipment failure or otherwise would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's expense levels are relatively fixed and are based, in part, on expectations of future revenues. Consequently, if revenue levels are below expectations, this occurrence is likely to materially adversely affect the Company's business, financial condition and results of operations. Results of operations in any period are not necessarily indicative of the results to be expected for any future period. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the price of the Company's Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Variability of Orders

     The level and timing of orders placed by the Company's customers vary due to a number of factors, including customer attempts to manage inventory, changes in the customers' manufacturing strategies and variation in demand for customer products due to, among other things, technological change, new product introductions, product life-cycles, competitive conditions or general economic conditions. Since the Company generally does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based on discussions with its customers. A substantial portion of sales in a given quarter may depend on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. The Company relies on its estimate of anticipated future volumes when making commitments regarding the level of business that it will seek and accept, the mix of products that it intends to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. A significant portion of the Company's released backlog at any time may be subject to cancellation or postponement without penalty. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business -- Released Backlog."

  Acquisitions

     The Company acquired 100% of the capital stock of Zycon, a manufacturer of electronic interconnect products, on January 10, 1997 (the "Zycon acquisition"). Zycon currently operates as a wholly-owned subsidiary of the Company under the name Hadco Santa Clara, Inc. The Company has limited experience in integrating acquired companies or technologies into its operations. Therefore, there can be no assurance that the Company will operate the acquired business profitably in the future. Contemporaneous with the Zycon acquisition, nine senior management personnel of Zycon were terminated. There can be no assurance that the Company will not be materially adversely affected by such terminations or that the Company will be able to retain key personnel at Zycon. Accordingly, operating expenses associated with the acquired business may have a material adverse effect on the Company's business, financial condition and results of operations in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business -- General."

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

     During periods of recession or economic slowdown in the electronics industry and other periods when excess capacity exists, electronics OEMs become more price sensitive, which could have a material adverse effect on interconnect pricing. In addition, the Company believes that price competition from printed circuit manufacturers in Asia and other locations with lower production costs may play an increasing role in the printed circuit markets in which the Company competes. This price competition from Asian printed circuit manufacturers may intensify in times of Asian economic turmoil, currency devaluations or financial market instability, such as many Asian countries are currently experiencing. Moreover, the Company's basic interconnect technology is generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.

     The demand for printed circuits has continued to be affected by the development of smaller, more powerful electronic components requiring less printed circuit area. Expansion of the Company's existing products or services could expose the Company to new competition. Moreover, new developments in the electronics industry could render existing technology obsolete or less competitive and could potentially introduce new competition into the industry. There can be no assurance that the Company will continue to compete successfully against present and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Industry Overview."

  Technological Change, Process Development and Process Disruption

     The market for the Company's products and services is characterized by rapidly changing technology and continuing process development. The future success of the Company's business will depend in large part upon its ability to maintain and enhance its technological capabilities, develop and market products and services that meet changing customer needs and successfully anticipate or respond to technological changes, on a cost-effective and timely basis. In addition, the electronic interconnect industry could in the future encounter competition from new technologies that render existing electronic interconnect technology less competitive or obsolete, including technologies that may reduce the number of printed circuits required in electronic components. There can be no assurance that the Company will effectively respond to the technological requirements of the changing market. To the extent the Company determines that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment are likely to continue to require significant capital investment by the Company. There can be no assurance that capital will be available for this purpose in the future or that investments in new technologies will result in commercially viable technological processes or that there will be commercial applications for these technologies. Moreover, the Company's business involves highly complex manufacturing processes that have in the past and could in the future be subject to periodic failure or disruption. Process disruptions can result in delays in certain product shipments. There can be no assurance that failures or disruptions will not occur in the future. The loss of revenue and earnings to the Company from such a technological change, process development or process disruption, as well as any disruption of the Company's operations resulting from a natural disaster such as an earthquake, fire or flood, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Industry Overview," and "Item 1.
Business -- Products and Services."

  Malaysia Facility

     Hadco Santa Clara (formerly Zycon) completed construction of a volume manufacturing facility for printed circuits in Malaysia in fiscal 1997. Hadco's management has no experience in operating foreign manufacturing facilities, and there can be no assurance that the Company will operate the new facility on a profitable basis. The Company expects that the Malaysia facility may continue to incur operating losses during future quarters of operations as a result of various factors, including, without limitation, initial operating inefficiencies, other start-up costs, and price competition for the products which the Company intends to produce at the new facility. International operations are also subject to a number of risks, including unforeseen changes in regulatory requirements, exchange rates, tariffs and other trade barriers, misappropriation of intellectual property, currency fluctuations, and political and economic instability. Malaysia and other Asian countries have recently experienced economic turmoil and a significant devaluation of their local currencies. There can be no assurance that this period of Asian economic turmoil will not result in increased price competition, restrictions on the transfer of funds overseas, employee turnover, labor unrest, the reversal of current policies encouraging foreign investment and trade, or other domestic Asian economic problems that could materially adversely affect the Company. Therefore, there can be no assurance that economic problems in Malaysia or other Asian countries will not have a material adverse impact on the Company's business, financial condition or results of operations.

  Customer Concentration

     During the past several years, the Company's sales to a small number of its customers have accounted for a significant percentage of the Company's annual net sales. During fiscal 1995, 1996 and 1997, the Company's ten largest customers accounted for approximately 46%, 48% and 47% of net sales, respectively, and 43% in fiscal 1996 on a pro forma basis including Zycon. In fiscal 1997, Solectron accounted for approximately 15% of the net sales of the Company. The Company generally does not obtain long-term purchase orders or commitments from its customers, and the orders received by the Company generally require delivery within 90 days. Given the Company's strategy of developing long-term purchasing relationships with high growth companies, the Company's dependence on a number of its most significant customers may increase. There can be no assurance that the Company will be able to identify, attract and retain customers with high growth rates or that the customers that it does attract and retain will continue to grow. Although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, the Company expects to continue to depend upon its principal customers for a significant portion of its net sales. The loss of or decrease in orders from one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Markets and Customers" and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Results -- Variability of Orders."

  Manufacturing Capacity

     The Company believes its long-term competitive position depends in part on its ability to increase manufacturing capacity. The Company may obtain such additional capacity through acquisitions or expansion of its current facilities. Either approach would require substantial additional capital, and there can be no assurance that such capital will be available from cash generated by current operations. Further, there can be no assurance that the Company will be able to acquire sufficient capacity or successfully integrate and manage such additional facilities. In addition, the Company's expansion of its manufacturing capacity has significantly increased and will continue to significantly increase its fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner. The failure to obtain sufficient capacity or to successfully integrate and manage additional manufacturing facilities could adversely affect the Company's relationships with its customers and materially adversely affect the Company's business, financial condition and results of operations. The Company has a large manufacturing facility in Santa Clara, California, and an earthquake or other natural disaster in that area that results in an interruption of manufacturing at such facility would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 2. Manufacturing and Facilities."

  Management of Growth

     The Company has initiated significant expansion, including geographic expansion, of its operations, which has placed, and will continue to place, significant demands on the Company's management, operational, technical and financial resources. These demands are compounded by the Zycon acquisition. The Company expects that expansion will require additional management personnel and the development of further expertise by existing management personnel. The Company's ability to manage growth effectively, particularly given the increasing scope of its operations, will require it to continue to implement and improve its operational, financial and management information systems as well as to further develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage future growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations. Competition for personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future, especially engineering personnel. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors that May Affect Future Results -- Acquisitions."

  Environmental Matters

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

     Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. The Company operates in several environmentally sensitive locations and is subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, or material storage or handling might require a high level of unplanned capital investment and/or relocation. There can be no assurance that compliance with new or existing regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Environmental Matters," "Item 3. Legal Proceedings" and
Note 9 of Notes to the Company's Consolidated Financial Statements.

  Availability of Raw Materials and Components

     While the Company has not entered into any supply agreements and does not have any guaranteed sources of raw materials or components, it routinely purchases raw materials and components from several key material suppliers. Although alternative material suppliers are currently available, a significant unplanned event at a major supplier could have a material adverse effect on the Company's operations. Hadco Santa Clara has experienced shortages of certain types of raw materials in the past. The potential exists for shortages of certain types of raw materials or components and any such future shortages or price fluctuations in raw materials could have a material adverse effect on the Company's manufacturing operations and future unit costs, thereby materially adversely affecting the Company's business, financial condition and results of operations. Product changes and the overall demand for electronic interconnect products could increase the industry's use of new laminate materials, standard laminate materials, multilayer blanks, electronic components and other materials, and therefore such materials may not be readily available to the Company in the future. Electronic components used by the Company in producing backplane assemblies are purchased by the

Company and, in certain circumstances, the Company may bear the risk of component price fluctuations. There can be no assurance that shortages of certain types of electronic components will not occur in the future. Component shortages or price fluctuations could have a material adverse effect on the Company's backplane assembly business, thereby materially adversely affecting the Company's business, financial condition and results of operations. To the extent that the Company's backplane assembly business expands as a percentage of the Company's net sales, component shortages and price fluctuations could, to a greater extent, materially adversely affect the Company's business, financial condition and results of operations. See "Item 1. Business -- Supplier Relationships."

  Dependence on Key Personnel

     The Company's future success depends to a large extent upon the continued services of key managerial and technical employees, none of whom, except for the President/Chief Executive Officer, is bound by an employment agreement or a non-competition agreement. The President/Chief Executive Officer's non-competition agreement is for one year after the termination of his employment with the Company. The loss of the services of any of the Company's key employees could have a material adverse effect on the Company. The Company believes that its future success depends on its continuing ability to attract and retain highly qualified technical, managerial and marketing personnel. Competition for such personnel is intense, especially for engineering personnel, and there can be no assurance that the Company will be able to attract, assimilate or retain such personnel. If the Company is unable to hire and retain key personnel, the Company's business, financial condition and results of operations may be materially adversely affected. See "Item 1. Business -- Executive Officers of the Registrant."

  Intellectual Property

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

  Anti-Takeover Provisions

     The Company's Stockholder Rights Plan and certain provisions of the Company's Restated Articles of Organization and By-Laws and of Massachusetts Law, including Massachusetts General Laws Chapter 110D, entitled "Regulation of Control Share Acquisitions" and Chapter 110F, the so-called Business Combination Statute, could discourage potential acquisition proposals and could delay or prevent a change in control or sale of the Company. Each and all of the above provisions and statutes could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of Common Stock and may render more difficult or discourage a merger, consolidation or tender offer (even if such transaction is supported by the Company's Board of Directors or is favorable to the stockholders), the assumption of control by a holder of a large block of the Company's shares, and the removal of incumbent management.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and the Report of Independent Public Accountants thereon are presented in the following pages. The Consolidated Financial Statements filed in Item 8 are as follows:

     Report of Independent Public Accountants.

     Consolidated Statements of Operations for the years ended October 25, 1997, October 26, 1996 and October 28, 1995.

     Consolidated Balance Sheets as of October 25, 1997 and October 26, 1996.

     Consolidated Statements of Stockholders' Investment for the years ended October 25, 1997, October 26, 1996 and October 28, 1995.

     Consolidated Statements of Cash Flows for the years ended October 25, 1997, October 26, 1996 and October 28, 1995.

     Notes to Consolidated Financial Statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hadco Corporation:

     We have audited the accompanying consolidated balance sheets of Hadco Corporation (a Massachusetts corporation) and subsidiaries as of October 25, 1997 and October 26, 1996, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended October 25, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hadco Corporation and subsidiaries as of October 25, 1997 and October 26, 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 25, 1997, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP


Boston, Massachusetts
November 14, 1997
(except for the matter discussed
in Note 14, as to which the
date is December 9, 1997)

                       HADCO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FOR THE YEARS ENDED
                                                            -------------------------------------------
                                                            OCTOBER 28,     OCTOBER 26,     OCTOBER 25,
                                                               1995            1996            1997
                                                            -----------     -----------     -----------
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Net Sales.................................................    $265,168        $350,685        $648,705
Cost of Sales.............................................     197,728         260,230         507,313
                                                              --------        --------        --------
Gross Profit..............................................      67,440          90,455         141,392
Operating Expenses........................................      33,534          38,923          64,586
Write-off of Acquired In-Process Research and
  Development.............................................          --              --          78,000
                                                              --------        --------        --------
Income (Loss) From Operations.............................      33,906          51,532          (1,194)
Interest and Other Income.................................       1,669           1,287           3,296
Interest Expense..........................................        (537)           (338)        (10,923)
                                                              --------        --------        --------
Income (Loss) Before Provision for Income Taxes...........      35,038          52,481          (8,821)
Provision for Income Taxes................................      13,664          20,467          27,672
                                                              --------        --------        --------
Net Income (Loss).........................................    $ 21,374        $ 32,014        $(36,493)
                                                              ========        ========        ========
Net Income (Loss) Per Share...............................    $   1.98        $   2.89        $  (3.18)
                                                              ========        ========        ========
Weighted Average Shares Outstanding.......................      10,806          11,084          11,458
                                                              ========        ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                        OCTOBER 26,     OCTOBER 25,
                                                                           1996            1997
                                                                        -----------     -----------
                                                                           (IN THOUSANDS, EXCEPT
                                                                             SHARE INFORMATION)
                                              ASSETS
Current Assets:
     Cash and cash equivalents........................................    $ 32,786        $ 12,171
     Short-term investments...........................................       9,401           1,562
     Accounts receivable, net of allowance for doubtful accounts of
      $1,100 in 1996 and $1,700 in 1997, respectively.................      40,622          92,222
     Inventories......................................................      21,786          46,000
     Deferred tax asset...............................................       7,483          10,483
     Prepaid expenses and other current assets........................       1,483           4,245
                                                                          --------        --------
          Total current assets........................................     113,561         166,683
Property, Plant and Equipment, net....................................     103,735         231,490
Deferred Tax Asset....................................................       2,117              --
Acquired Intangible Assets, net.......................................          --         101,131
Other Assets..........................................................          88           3,213
                                                                          --------        --------
                                                                          $219,501        $502,517
                                                                          ========        ========

                             LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
     Short-term debt, current portion of long-term debt and capital
      lease obligations...............................................    $  1,907        $  5,064
     Accounts payable.................................................      42,265          68,594
     Accrued payroll and other employee benefits......................      17,592          28,279
     Accrued taxes....................................................          --           1,775
     Other accrued expenses...........................................       8,236           9,278
                                                                          --------        --------
          Total current liabilities...................................      70,000         112,990
                                                                          --------        --------
Long-term Debt and Capital Lease Obligations, net of current
  portion.............................................................       1,515         109,716
                                                                          --------        --------
Deferred Tax Liability................................................          --          30,685
                                                                          --------        --------
Other Long-term Liabilities...........................................       9,145           9,214
                                                                          --------        --------
Commitments and Contingencies (Note 9)
Stockholders' Investment:
     Common stock, $.05 par value;
     Authorized -- 25,000 shares
     Issued and outstanding -- 10,382 shares in 1996 and 13,086 shares
      in 1997.........................................................         521             655
Paid-in Capital.......................................................      30,939         168,246
Deferred Compensation.................................................        (240)           (117)
Retained Earnings.....................................................     107,621          71,128
                                                                          --------        --------
          Total stockholders' investment..............................     138,841         239,912
                                                                          --------        --------
                                                                          $219,501        $502,517
                                                                          ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                            COMMON STOCK
                                       ----------------------
                                        NUMBER       $.05 PAR     PAID-IN        DEFERRED       RETAINED
                                       OF SHARES      VALUE       CAPITAL      COMPENSATION     EARNINGS
                                       ---------     --------     --------     ------------     --------
                                                                (IN THOUSANDS)
Balance, October 29, 1994............     9,738        $487       $ 22,763        $ (731)       $ 54,921
  Terminated stock options...........        --          --            (37)           37              --
  Exercise of stock options..........       529          16          1,079            --              --
  Tax benefit of exercise of
     nonqualified stock options......        --          --          1,597            --              --
  Compensation expense associated
     with granting nonqualified stock
     options.........................        --          --             --           287              --
  Purchase and retirement of common
     stock...........................      (328)         (6)          (325)           --            (688)
  Net income.........................        --          --             --            --          21,374
                                         ------        ----       --------         -----        --------
Balance, October 28, 1995............     9,939         497         25,077          (407)         75,607
  Terminated stock options...........        --          --            (13)           13              --
  Exercise of stock options..........       443          24          1,714            --              --
  Tax benefit of exercise of
     nonqualified stock options......        --          --          4,161            --              --
  Compensation expense associated
     with granting nonqualified stock
     options.........................        --          --             --           154              --
  Net income.........................        --          --             --            --          32,014
                                         ------        ----       --------         -----        --------
Balance, October 26, 1996............    10,382         521         30,939          (240)        107,621
  Terminated stock options...........        --          --             (2)            2              --
  Exercise of stock options..........       263          12          1,291            --              --
  Tax benefit of exercise of
     nonqualified stock options......        --          --          5,052            --              --
  Compensation expense associated
     with granting nonqualified stock
     options.........................        --          --             --           121              --
  Sale of common shares in stock
     offering, net of offering costs
     of $1,033.......................     2,442         122        130,966            --              --
  Net loss...........................        --          --             --            --         (36,493)
                                         ------        ----       --------         -----        --------
Balance, October 25, 1997............    13,087        $655       $168,246        $ (117)       $ 71,128
                                         ======        ====       ========         =====        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED
                                                                      -----------------------------------------
                                                                      OCTOBER 28,    OCTOBER 26,    OCTOBER 25,
                                                                         1995           1996           1997
                                                                      -----------    -----------    -----------
                                                                                   (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net income (loss)..................................................   $ 21,374       $ 32,014      $ (36,493)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities --
    Write off of acquired in-process research and development........         --             --         78,000
    Depreciation, amortization, deferred compensation and deferred
      taxes..........................................................     11,218         17,330         40,972
    Gain on sale of fixed assets.....................................       (415)          (205)        (1,862)
    Changes in assets and liabilities, net of acquisition of Zycon
      Corporation --
      Increase in accounts receivable................................    (10,485)        (4,825)       (26,762)
      Increase in inventories........................................     (3,009)        (8,482)       (12,824)
      (Increase) decrease in prepaid expenses and other expenses.....       (364)           213            308
      Decrease in other assets.......................................         25             33            385
      Increase in accounts payable and accrued expenses..............     15,291         17,720          8,873
      Increase in long-term liabilities..............................      2,714          1,831             70
                                                                        --------       --------      ---------
         Net cash provided by operating activities...................     36,349         55,629         50,667
                                                                        --------       --------      ---------
Cash Flows from Investing Activities:
  Purchases of short-term investments................................    (15,464)        (8,402)       (19,862)
  Maturities of short-term investments...............................     12,796         14,168         27,701
  Purchases of property, plant and equipment.........................    (28,865)       (53,966)       (69,851)
  Proceeds from sale of property, plant and equipment................        429            290          2,760
  Acquisition of Zycon Corporation, net of cash acquired of $2,824...         --             --       (209,661)
                                                                        --------       --------      ---------
         Net cash used in investing activities.......................    (31,104)       (47,910)      (268,913)
                                                                        --------       --------      ---------
Cash Flows from Financing Activities:
  Principal payments under capital lease obligations.................     (2,584)        (2,047)        (1,498)
  Principal payments of long-term debt...............................     (2,091)           (92)      (163,268)
  Proceeds from issuance of long-term debt...........................         --             --        224,954
  Proceeds from exercise of stock options............................      1,095          1,738          1,303
  Proceeds from stock offering, net of issuance costs................         --             --        131,088
  Tax benefit from exercise of options...............................      1,597          4,161          5,052
  Purchase and retirement of common stock............................     (1,019)            --             --
                                                                        --------       --------      ---------
         Net cash (used in) provided by financing activities.........     (3,002)         3,760        197,631
                                                                        --------       --------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents.................      2,243         11,479        (20,615)
Cash and Cash Equivalents, Beginning of Period.......................     19,064         21,307         32,786
                                                                        --------       --------      ---------
Cash and Cash Equivalents, End of Period.............................   $ 21,307       $ 32,786      $  12,171
                                                                        ========       ========      =========
Supplemental Schedule of Noncash Investing and Financing Activities:
  Machinery and equipment acquired under capital lease obligations...   $     --       $  1,032      $      --
                                                                        ========       ========      =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for -- Interest........................   $    576       $    279      $  10,270
                                                                        ========       ========      =========
  Income taxes (net of refunds)......................................   $ 13,609       $ 16,794      $  21,099
                                                                        ========       ========      =========
Acquisition of Zycon Corporation:
  Fair value of assets acquired......................................                                $ 206,009
  Liabilities assumed................................................                                 (112,393)
  Cash paid..........................................................                                 (204,885)
  Acquisition costs incurred.........................................                                   (7,600)
  Write-off of acquired in-process research and development..........                                   78,000
                                                                                                     ---------
  Goodwill...........................................................                                $ (40,869)
                                                                                                     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. Short-term investments are carried at cost, which approximates market, and have maturities of less than one year. Cash equivalents consist of approximately $29,696,000 and $9,850,000 for the years ended October 1996 and 1997, respectively.

     The Company classifies its investments in corporate and government debt securities as held-to-maturity given the Company's intent and ability to hold the securities to maturity. In accordance with the statement, held-to-maturity securities are carried at amortized cost.

     The Company's investments in held-to-maturity securities are as follows:

                                                1996              1997
                                           ---------------   ---------------
                                                     FAIR              FAIR
                                                    MARKET            MARKET
                                            COST    VALUE     COST    VALUE       MATURITY
                                           ------   ------   ------   ------   --------------
                                                             (IN THOUSANDS)
        US Government Securities.........  $1,000   $  999   $   --   $   --    within 1 year
        State and Local Securities.......   5,270    5,271       --       --    within 1 year
        Corporate Debt Securities........   3,131    3,069       --       --    within 1 year
        Certificate of Deposit...........      --       --    1,562    1,562    within 1 year
                                           ------   ------   ------   ------
                                           $9,401   $9,339   $1,562   $1,562
                                           ======   ======   ======   ======

     The Company has no financial instruments requiring disclosure under Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 119, Disclosure About Derivative Financial Instruments and Fair Value of the Financial Instruments.

  Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. As of October 25, 1997, the Company has no significant off-balance-sheet

                       HADCO CORPORATION AND SUBSIDIARIES
concentrations of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, short-term investments and trade accounts receivable. The Company maintains the majority of its cash and investment balances with financial institutions. The Company has not experienced any losses on these investments to date. Substantially all of the Company's accounts receivable are concentrated in the high technology and electronics industry. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in the high technology and electronics industry or by geographic region. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable.

  Depreciation and Amortization of Property, Plant and Equipment

     The Company provides for depreciation and amortization by charges to operations in amounts that allocate the cost of property, plant and equipment on a straight-line basis over the following estimated useful lives:

                                                                      ESTIMATED
            ASSET CLASSIFICATION                                     USEFUL LIFE
            --------------------                                     -----------
            Land betterments.......................................  10-18 Years
            Buildings and improvements.............................  10-40 Years
            Machinery and equipment................................   3-10 Years
            Furniture and fixtures.................................    5-7 Years
            Computer software......................................      3 Years
            Vehicles...............................................    3-5 Years
            Capital leases.........................................   Lease term

  Net Income (Loss) per Share

     Net income (loss) per share was computed based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include outstanding stock options and are included when dilutive. Fully diluted net income (loss) per share has not been separately presented as it would not be materially different from net income (loss) per share as presented.

  Revenue Recognition

     The Company recognizes revenue at the time products are shipped.

  Research and Development Expenses

     The Company charges research and development expenses to operations as incurred. For the fiscal years ended October 1995, 1996 and 1997, research and development expenses were approximately $2,945,000, $4,307,000, and $6,929,000, respectively, and are included in operating expenses.

  Stock Based Compensation

     The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, in fiscal 1997. SFAS No. 123 defines a fair-value-based method of accounting for employee stock options and other stock-based compensation. The compensation expense arising from this method of accounting can be reflected in the financial statements or, alternatively, the pro forma net income and earnings per share effect of the fair-value-based accounting can be disclosed in the financial footnotes. The Company has adopted the disclosure-only alternative. (See Note 10).

                       HADCO CORPORATION AND SUBSIDIARIES

  Foreign Currency Translation

     The functional currency of the Company's Malaysian subsidiary is the United States dollar. Accordingly, all remeasurement gains and losses resulting from transactions denominated in currencies other than United States dollars are included in the consolidated statements of operations in accordance with SFAS No. 52, Foreign Currency Translation. To date, the resulting gains and losses have not been material.

  Reclassification

     The Company has reclassified certain prior year information to conform with the current year's presentation.

  New Accounting Standards

     In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its first quarter of fiscal 1998.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this statement for its fiscal year ending October 1999.

     In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. The Company will adopt this statement for its fiscal year ending October 1999.

(2) ACQUISITION OF ZYCON

     On January 10, 1997, the Company acquired substantially all of the outstanding common stock of Zycon Corporation ("Zycon"). The acquisition was financed by a new bank credit facility of up to $250,000,000, of which the Company borrowed approximately $215,000,000, upon consummation of the acquisition (see Note 7). The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, and accordingly, Zycon's operating results since January 10, 1997 are included in the accompanying consolidated financial statements.

     In accordance with APB Opinion No. 16, the Company allocated the purchase price based on the fair value of assets acquired and liabilities assumed. A significant portion of the purchase price, as described below, was identified in an independent appraisal as intangible assets using proven valuation procedures and techniques, including approximately $78,000,000 of in-process research and development ("in-process R&D"). Acquired intangibles include developed technology, customer relationships, assembled workforce and trade names/trademarks. These intangibles are being amortized over their estimated useful lives of 12 to 30 years. The portion of the purchase price allocated to the in-process R&D projects that did not have a future alternative use totaled $78,000,000 and was charged to expense as of the acquisition date. Due to a difference in the bases of certain assets for financial statement and income tax purposes, deferred income taxes of $26,200,000 have been provided as part of the purchase price allocation in accordance with SFAS No. 109.

                       HADCO CORPORATION AND SUBSIDIARIES

     The aggregate purchase price of $212,485,000, including acquisition costs, was allocated as follows:

                                                                     (IN THOUSANDS)
                                                                     --------------
            Current assets.........................................     $  41,790
            Property, plant and equipment..........................        95,193
            Acquired intangibles...................................        65,500
            In-process R&D.........................................        78,000
            Other assets...........................................         3,526
            Goodwill...............................................        40,869
            Liabilities assumed....................................      (112,393)
                                                                        ---------
                                                                        $ 212,485
                                                                        =========

     Unaudited pro forma operating results for the Company, assuming the acquisition of Zycon occurred on October 29, 1995 are as follows:

                                                               YEAR ENDED        YEAR ENDED
                                                               OCTOBER 26,       OCTOBER 25,
                                                                  1996              1997
                                                               -----------       -----------
                                                                   (IN THOUSANDS EXCEPT
                                                                      PER SHARE DATA)
        Net sales..........................................     $ 570,345         $ 709,715
        Net income.........................................        27,222            40,567
        Net income per share...............................          2.46              3.40

     For purposes of these pro forma operating results, the in-process R&D was assumed to have been written off prior to October 29, 1995, so that the operating results presented include only recurring costs.

(3) INVENTORIES

     Inventories are stated at the lower of cost, first-in, first-out (FIFO), or market and consist of the following:

                                                                    1996        1997
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Raw materials............................................  $ 8,008     $14,167
        Work-in-process..........................................   13,778      31,833
                                                                   -------     -------
                                                                   $21,786     $46,000
                                                                   =======     =======

     The work-in-process consists of materials, labor and manufacturing overhead.

                       HADCO CORPORATION AND SUBSIDIARIES

(4) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                 1996          1997
                                                               ---------     ---------
                                                                   (IN THOUSANDS)
        Land betterments.....................................  $   1,991     $   2,174
        Buildings and improvements...........................     52,961        74,172
        Construction-in-progress.............................     22,543        38,716
        Machinery and equipment..............................    126,878       262,113
        Furniture and fixtures...............................     14,082        18,611
        Computer software....................................      2,662         3,152
        Vehicles.............................................        159           626
        Capital leases.......................................     14,972        45,154
                                                               ---------     ---------
                                                                 236,248       444,718
        Accumulated depreciation and amortization............   (132,513)     (213,228)
                                                               ---------     ---------
                                                               $ 103,735     $ 231,490
                                                               =========     =========

(5) INTANGIBLE ASSETS

     The Company assesses the realizability of intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. Based on its most recent analysis, the Company believes that no material impairment of intangible assets exists as of October 25, 1997. Intangible assets are amortized on a straight-line basis, based on their estimated lives, as follows:

                                                          ESTIMATED LIFE     OCTOBER 25, 1997
                                                          --------------     ----------------
                                                                    (IN THOUSANDS)
        Developed technology............................    12 years             $ 30,000
        Customer relationships..........................    25 years               19,000
        Assembled workforce.............................    12 years               10,000
        Trade names/trademarks..........................    30 years                6,500
        Goodwill........................................    20 years               40,869
                                                                                 --------
                                                                                  106,369
        Less -- Accumulated amortization................                           (5,238)
                                                                                 --------
                                                                                 $101,131
                                                                                 ========

                       HADCO CORPORATION AND SUBSIDIARIES

(6) INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.

     The provision for income taxes shown in the accompanying consolidated statements of operations is comprised of the following:

                                                                      YEARS ENDED OCTOBER
                                                                -------------------------------
                                                                 1995        1996        1997
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
Federal
  Current.....................................................  $14,331     $18,341     $24,072
  Deferred....................................................   (2,954)     (1,206)      1,369
                                                                -------     -------     -------
                                                                 11,377      17,135      25,441
                                                                -------     -------     -------
State
  Current.....................................................    2,928       3,611       2,273
  Deferred....................................................     (641)       (279)        (42)
                                                                -------     -------     -------
                                                                  2,287       3,332       2,231
                                                                -------     -------     -------
                                                                $13,664     $20,467     $27,672
                                                                =======     =======     =======

     The tax rate used in the computation of the provision for federal and state income taxes differs from the statutory federal and state rates due to the following:

                                                                 1995     1996     1997(1)
                                                                 ----     ----     ----
        Provision for statutory rate...........................  34.0%    34.0%    35.0%
        Increase in tax resulting from -- state income taxes,
          net of federal tax benefit...........................   4.5      4.4      4.3
        Tax-exempt interest income.............................  (0.5)    (0.4)    (0.3)
        Other, net.............................................   1.0      1.0      1.0
                                                                 ----     ----     ----
          Provision for income taxes...........................  39.0%    39.0%    40.0%
                                                                 ====     ====     ====

---------------
(1) Calculated based on pre-tax income, before non-deductible charges for in-process research and development, of $69.2 million for 1997.

     In accordance with generally accepted accounting principles, the Company provides for income taxes using its effective annual income tax rate. Although the Company has incurred a loss before income taxes during the year ended October 25, 1997, the Company has recorded an income tax provision because the write-off of in-process R&D is not deductible for income tax purposes. Without taking into consideration the write-off of in-process R&D, the effective annual income tax rate for fiscal 1997 is 40%, which is approximately equal to the expected combined federal and state statutory rates. The effective rate is increased by amortization of goodwill and acquired intangibles which is not tax deductible, and this item was offset by the tax benefit of the Company's Foreign Sales Corporation and various state investment tax credits.

                       HADCO CORPORATION AND SUBSIDIARIES

     The deferred provision for income taxes results from the following:

                                                         1995        1996        1997
                                                        -------     -------     -------
                                                                (IN THOUSANDS)
        Difference between book and tax
          depreciation................................  $  (144)    $   (46)    $ 1,939
        Deferred compensation.........................       73         266         146
        Amortization of acquired intangible assets....       --          --      (1,210)
        Reserves and expenses recognized in different
          periods for book and tax purposes...........   (3,506)     (1,658)        480
        Other, net....................................      (18)        (47)        (28)
                                                        -------     -------     -------
                                                        $(3,595)    $(1,485)    $ 1,327
                                                        =======     =======     =======

     The tax effects of temporary differences that give rise to significant portions of the current and long-term deferred tax assets and liabilities at October 26, 1996 and October 25, 1997 are as follows:

                                                                   1996         1997
                                                                  -------     --------
                                                                     (IN THOUSANDS)
        Deferred Tax Assets --
          Not currently deductible reserves.....................  $ 7,475     $ 11,592
          Not currently deductible environmental accruals.......    3,907        4,127
          Deferred compensation plans...........................      275        1,140
                                                                  -------     --------
                  Total gross deferred tax assets...............   11,657       16,859
          Less -- valuation allowance...........................     (137)         (54)
                                                                  -------     --------
                                                                   11,520       16,805
        Deferred Tax Liability --
          Acquisition related intangibles.......................       --      (24,096)
          Property, plant and equipment, principally due to
             differences in depreciation........................   (1,920)     (12,911)
                                                                  -------     --------
                  Net deferred tax asset (liability)............  $ 9,600     $(20,202)
                                                                  =======     ========

     Due to the uncertainty relating to the actual value of the favorable tax benefits of deferred compensation from stock options, the Company has recorded a valuation allowance of approximately $137,000 and $54,000 as of October 26, 1996 and October 25, 1997, respectively. The decrease of this allowance for the year ended October 25, 1997 is a result of the decrease in the deferred tax asset relating to deferred compensation.

(7) LINES OF CREDIT

     In connection with the Zycon acquisition discussed in Note 2, the Company entered into a $250,000,000 unsecured Revolving Credit Agreement (the "Agreement") with a bank. The Agreement provides for direct borrowings or letters of credit and expires January 8, 2002. Borrowings under the Agreement bear interest, at the Company's option, at either; (i) the Eurodollar rate plus a margin ranging between .5% and 1.125%, based on a certain financial ratio of the Company, or (ii) the Base Rate, as defined. The Company is required to pay a quarterly commitment fee ranging from .2% to .375%, based on a certain financial ratio of the Company, of the unused commitment under the Agreement. If the Company obtains certain debt financing, as defined, the bank may require the Company to repay up to $150,000,000 of amounts outstanding under the Agreement. At October 25, 1997, borrowings of $100,000,000 were outstanding under the Agreement at a weighted average interest rate of 6.26%.

     The Agreement places several restrictions on the Company, including limitations on mergers, acquisitions and sales of a substantial portion of its assets, as well as certain limitations on liens, guarantees, additional

                       HADCO CORPORATION AND SUBSIDIARIES
borrowings, changes in the Company's capitalization, as defined, and investments. The Agreement also requires the Company to maintain certain financial covenants, including minimum levels of consolidated net worth, a maximum ratio of funded debt to EBITDA, maximum capital expenditures and interest coverage, as defined, during the term of the Agreement. At October 25, 1997, the Company was in compliance with all loan covenants.

     On December 9, 1997, the line of credit agreement was amended and restated to increase the total line of credit available (See Note 14).

     The Company has a line of credit arrangement with a Malaysian bank denominated in Malaysian ringgits and U.S. dollars for aggregate borrowings of approximately $4.0 million for the purpose of acquiring land, facilities and equipment for the Company's Malaysian subsidiary. The arrangement is renewable annually. At October 25, 1997, there are no amounts outstanding under this arrangement.

(8) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                         OCTOBER
                                                                   -------------------
                                                                    1996         1997
                                                                   ------       ------
                                                                     (IN THOUSANDS)
        Loan agreements in connection with the expansion of a
          building. The loans bear interest at rates from 1% to
          7% through March 2011 and are collateralized by
          property and an irrevocable letter of credit. Payments
          of principal and interest are due quarterly............  $  916     $    820
        Revolving credit agreement (Note 7)......................      --      100,000
        Obligations under capital leases.........................   2,506       13,960
                                                                   ------     --------
                                                                    3,422      114,780
        Less -- Current portion..................................   1,907        5,064
                                                                   ------     --------
                                                                   $1,515     $109,716
                                                                   ======     ========

     Maturities of long-term debt and capital lease obligations are as follows as of October 25, 1997:

            Year Ending October --                                       AMOUNT
                                                                        --------
              1998....................................................  $  5,064
              1999....................................................     4,008
              2000....................................................     2,506
              2001....................................................     2,221
              2002....................................................   100,710
              Thereafter..............................................       271
                                                                        --------
                                                                        $114,780
                                                                        ========

                       HADCO CORPORATION AND SUBSIDIARIES

(9) COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases manufacturing equipment and space under noncancelable operating leases with terms expiring through 2009. Future minimum lease payments under these leases as of October 25, 1997 (in thousands) are as follows:

                                                                      REAL
                                                       EQUIPMENT     ESTATE       TOTAL
                                                       ---------     -------     -------
                                                                (IN THOUSANDS)
        Year Ending October --
          1998.......................................     $123       $ 5,500     $ 5,623
          1999.......................................        9         5,371       5,380
          2000.......................................       --         4,894       4,894
          2001.......................................       --         4,558       4,558
          2002.......................................       --         4,670       4,670
          Thereafter.................................       --        29,665      29,665
                                                          ----       -------     -------
             Future minimum lease payments...........     $132       $54,658     $54,790
                                                          ====       =======     =======

     Total rental expense of approximately $1,447,000, $1,434,000 and $6,628,000 was incurred for the fiscal years ended October 1995, 1996 and 1997, respectively.

     These operating leases include office and manufacturing space leased from a partnership in which the Chairman of the Board has an interest. Two of the leases are for terms of five years, and expire in October 2000 with options to extend until October 2006. The remaining lease expires in March 2000 with options to extend until 2006. For the fiscal years ended October 1995, 1996 and 1997, the related rental expense was approximately $479,000, $529,000 and $533,000, respectively.

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

     From 1974 to 1980, the Company operated a printed circuit manufacturing facility in Florida as a lessee of property that is now the subject of a pending lawsuit (the "Florida Lawsuit") and investigation by the Florida Department of Environmental Protection ("FDEP"). On June 9, 1992, the Company entered into a Cooperating Parties Agreement in which it and Gould, Inc., another prior lessee of the site, have agreed to fund certain assessment and feasibility study activities at the site, and an environmental consultant has been

                       HADCO CORPORATION AND SUBSIDIARIES
retained to perform such activities. The cost of such activities is not expected to be material to the Company. In addition to the Cooperating Parties Agreement, Hadco and others are participating in alternative dispute resolution regarding the site with an independent mediator. In connection with the mediation, in February 1992 the FDEP presented computer-generated estimates of remedial costs, for activities expected to be spread over a number of years, that ranged from approximately $3.3 million to $9.7 million. Mediation sessions were conducted in March 1992 but have been suspended during the ongoing assessment and feasibility activities. Management believes it is likely that it will participate in implementing a continuing remedial program for the site, the costs of which are currently unknown. Also see the seventh paragraph of this Environmental Matters Note relating to the Company's having been named as a third-party defendant in the Florida Lawsuit.

     The Company has commenced the operation of a groundwater extraction system at its Derry, New Hampshire facility to address certain groundwater contamination and migration control issues. Further investigation is underway to determine the areal extent of the groundwater contaminant plume. Because of the uncertainty regarding both the quantity of contaminants beneath the building at the site and the long-term effectiveness of the groundwater migration control system the Company has installed, it is not possible to make a reliable estimate of the length of time remedial activity will have to be performed. However, it is anticipated that the groundwater extraction system will be operated for at least 30 years. There can be no assurance that the Company will not be required to conduct additional investigations and remediation relating to the Derry facility. The total costs of such groundwater extraction system and of conducting any additional investigations and remediation relating to the Derry facility are not fully determinable due to the numerous variables described in the fifth paragraph of this Environmental Matters note.

     Included in operating expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During fiscal 1995, 1996 and 1997, the Company made, and charged to operating expenses, actual payments of approximately $1,111,000, $680,000 and $296,000, respectively, for environmental matters. In 1995 and 1996, the Company also accrued and charged to operating expenses approximately $2,740,000 and $1,825,000, respectively, as cost estimates for environmental matters.

     The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated. The cost estimates relating to future environmental clean-up are subject to numerous variables, the effects of which can be difficult to measure, including the stage of the environmental investigations, the nature of potential remedies, possible joint and several liability, the magnitude of possible contamination, the difficulty of determining future liability, the time over which remediation might occur, and the possible effects of changing laws and regulations. The total reserve for environmental matters currently identified by the Company amounted to $10.0 million at October 26, 1996 and $10.6 million at October 25, 1997. The current portion of these costs amounted to approximately $900,000 as of October 26, 1996 and $1.4 million as of October 25, 1997, and is included in Other accrued expenses. The long-term portion of these costs amounted to approximately $9.1 million and $9.2 million as of October 26, 1996 and October 25, 1997, respectively, and is reported under the caption Other Long-Term Liabilities. Based on its assessment at the current time, management estimates the cost of ultimate disposition of the above known environmental matters to range from approximately $7.0 million to $12.0 million, and is expected to be spread over a number of years. Management believes the ultimate disposition of the above known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

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

                       HADCO CORPORATION AND SUBSIDIARIES

Environmental Protection Agency (EPA) amended the ROD to change the remedy at the Auburn Road site from active groundwater remediation to future monitoring. Other parties to the lawsuit also allege that future monitoring will be required. The Company is contesting liability, but is participating in mediation with 27 other parties in an effort to resolve the lawsuit.

     In connection with the Florida Lawsuit (as described in the second paragraph of this Environmental Matters section), pending in the Circuit Court of Broward County, Florida, Hadco and Gould, Inc., another prior lessee of the site of the printed circuit manufacturing facility in Florida, was each served with a third-party complaint in June 1995, as third-party defendants in such pending Florida Lawsuit by a party who had previously been named as a defendant when the Florida Lawsuit was commenced in 1993 by the FDEP. The Florida Lawsuit seeks damages relating to environmental pollution and FDEP costs and expenses, civil penalties, and declaratory and injunctive relief to require the parties to complete assessment and remediation of soil and groundwater contamination. The other parties include alleged owners of the property and Fleet Credit Corporation, a secured lender to a prior lessee of the property.

     In March 1993, the EPA notified Hadco Santa Clara (formerly Zycon) of its potential liability for maintenance and remediation costs in connection with a hazardous waste disposal facility operated by Casmalia Resources, a California Limited Partnership, in Santa Barbara County, California. The EPA identified Hadco Santa Clara as one of the 65 generators which had disposed the greatest amounts of materials at the site. Based on the total tonnage contributed by all generators, Hadco Santa Clara's share is estimated at approximately 0.2% of the total weight.

     The Casmalia site was regulated by the EPA during the period when the material was accepted. There is no allegation that Hadco Santa Clara violated any law in the disposal of material at the site, rather the EPA's actions stemmed from the fact that Casmalia Resources may not have the financial means to implement a closure plan for the site and because of Hadco Santa Clara's status as a generator of hazardous waste.

     In June 1997, the United States District Court in Los Angeles, California approved and entered a Consent Decree among the EPA and 49 entities (including Hadco Santa Clara) acting through the Casmalia Steering Committee ("CSC"). The Consent Decree sets forth the terms and conditions under which the CSC will carry out work aimed at final closure of the site. Certain closure activities will be performed by the CSC. Later work will be performed by the CSC, if funded by other parties. Under the Consent Decree, the settling parties will work with the EPA to pursue the non-settling parties to ensure they participate in contributing to the closure and long-term operation and maintenance of the facility.

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

  Purchase Commitments

     The Company had commitments to purchase approximately $16,497,000 of manufacturing equipment and approximately $1,289,000 of leasehold improvements as of October 25, 1997. The majority of these commitments is expected to be completed by the end of fiscal 1998.

                       HADCO CORPORATION AND SUBSIDIARIES

(10) STOCKHOLDERS' INVESTMENT

  Stock Options

     The following table summarizes stock option activity with respect to the nonqualified stock options:

                                                                                   WEIGHTED
                                              NUMBER           EXERCISE            AVERAGE
                                            OF SHARES         PRICE RANGE       EXERCISE PRICE
                                           ------------    ----------------     --------------
                                          (IN THOUSANDS)
        Outstanding, October 29, 1994....      1,690       $ 2.00 -- $ 9.00         $ 4.78
          Options granted................        223         8.50 --  25.69           9.39
          Options exercised..............       (320)        2.00 --  11.06           3.61
          Options canceled...............       (147)        2.10 --   8.81           7.91
                                               -----       ----------------         ------
        Outstanding, October 28, 1995....      1,446         2.00 --  25.69           5.44
          Options granted................        150        27.00 --  31.50          30.98
          Options exercised..............       (443)        2.00 --  11.06           3.92
          Options canceled...............        (45)        2.00 --  31.50           6.75
                                               -----       ----------------         ------
        Outstanding, October 26, 1996....      1,108         2.00 --  31.50           9.45
          Options granted................        265        45.31 --  67.00          48.52
          Options exercised..............       (261)        2.00 --  31.50           4.98
          Options canceled...............        (42)        2.00 --  51.88          19.68
                                               -----       ----------------         ------
        Outstanding, October 25, 1997....      1,070       $ 2.10 -- $67.00         $19.87
                                               =====       ================         ======

     The following table summarizes information about stock options outstanding at October 25, 1997:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                                     REMAINING     WEIGHTED
                                                                     CONTRACT      AVERAGE
        RANGE OF                                       OPTIONS         LIFE        EXERCISE
        EXERCISE PRICES                              OUTSTANDING      (YEARS)       PRICE
        ---------------                              -----------     ---------     --------
         2.10 --  3.15.............................      88,830         1.2         $ 2.60
         3.38 --  4.00.............................      97,595         2.6           3.73
         4.94 --  6.69.............................      83,120         4.2           5.15
         8.00 -- 12.00.............................     406,500         6.3           8.79
             17.19.................................       1,750         7.6          17.19
        27.00 -- 31.50.............................     136,975         7.9          30.93
        47.44 -- 67.00.............................     255,250         8.8          48.56
                                                      ---------                     ------
                                                      1,070,020                     $19.87
                                                      =========                     ======

                       HADCO CORPORATION AND SUBSIDIARIES

The following table summarizes information about stock options exercisable at October 25, 1997:

                                                                                 WEIGHTED
                                                                                 AVERAGE
                               RANGE OF                            OPTIONS       EXERCISE
                            EXERCISE PRICES                      EXERCISABLE      PRICE
        -------------------------------------------------------  -----------     --------
         2.10 --  3.15.........................................     88,830        $ 2.60
         3.38 --  4.00.........................................     82,755          3.68
         4.94 --  6.69.........................................     50,520          5.20
         8.00 -- 12.00.........................................    130,675          8.97
             17.19.............................................         --            --
        27.00 -- 31.50.........................................     17,220         29.85
        47.44 -- 67.00.........................................      9,000         46.02
                                                                   -------        ------
        Exercisable October 25, 1997...........................    379,000        $ 7.65
                                                                   =======        ======
        Exercisable October 26, 1996...........................    506,885        $ 4.52
                                                                   =======        ======
        Exercisable October 28, 1995...........................    830,516        $ 4.71
                                                                   =======        ======

     The Company has reserved as of October 25, 1997, a total of 2,005,270 shares of common stock for issuance under the nonqualified stock option plans listed in the above charts. During fiscal 1995, 1996 and 1997, approximately $287,000, $154,000 and $121,000, respectively, were charged against income as compensation expense associated with the granting of these options.

     The Company has computed the pro forma disclosures required under SFAS No. 123 using the Black-Scholes option pricing model. The assumptions used, weighted average information and the pro forma effect of applying SFAS No. 123 for the years ended October 26, 1996 and October 25, 1997 are as follows:

                                                                    1996             1997
                                                                ------------     ------------
Risk-free interest rates....................................    6.20% -- 6.73%   6.20% -- 6.66%
Expected dividend yield.....................................         --               --
Expected lives..............................................     6.53 years       6.77 years
Expected volatility.........................................       43.6%            43.6%
Weighted average grant-date fair value of options granted
  during the period, net of an estimated termination rate of
  32.70%....................................................       $24.54           $26.51
Weighted average exercise price of options granted during
  the period, net of an estimated termination rate of
  32.70%....................................................       $45.26           $48.15
Weighted average remaining contractual life of options
  outstanding...............................................     8.92 years       8.66 years
Weighted average exercise price of 506,885 and 379,000
  options exercisable at October 26, 1996 and October 25,
  1997, respectively........................................       $4.52            $7.65
Pro forma net income (loss).................................      $31,802         $(37,088)
Pro forma net income (loss) per share.......................       $2.87           $(3.24)

     The Company has the following nonqualified stock option plans:

  December 1985 Plan and December 1986 Plan

     The options under these plans are exercisable immediately, and have various vesting periods up to 10 years according to each individual option agreement with an expiration date no later than 10 years and 90 days from the date of grant. Upon termination of employment under certain circumstances, the Company may, at its option, repurchase the exercised but unvested shares at the original purchase price. The Board of Directors has determined to make no further grants under these plans.

                       HADCO CORPORATION AND SUBSIDIARIES

  September 1990 Plan

     This plan provides for the granting of options at a price equal to the fair market value at the date of grant. The options vest over periods of up to seven years and become exercisable according to each option agreement, and they expire no later than 10 years from the date of grant. The Board of Directors has determined to make no further grants under this plan.

  December 1991 Director Plan

     This plan originally provided for the granting of options to purchase up to 150,000 shares of common stock at a price equal to the fair market value at the date of grant. These options are exercisable ratably over a five-year period and expire no later than seven years from the date of grant. This plan has been amended to (i) increase the number of shares available to 300,000, (ii) provide that any current non-employee director who had five years of service in such capacity on February 26, 1997 be automatically granted, on such date and on each anniversary of service thereafter, a vested option to purchase 3,000 shares and
(iii) provide that any current non-employee director who did not have five years of service in such capacity on February 26, 1997 and any future non-employee director each be automatically granted, on the date such non-employee director achieves five years of service in such capacity and on each anniversary of service thereafter, a vested option to purchase 3,000 shares.

  November 1995 Plan

     This plan provides for the granting of options to purchase up to 1,000,000 shares of common stock at a price equal to fair market value at the date of grant. The options vest according to each option agreement and they expire no later than 10 years from the date of grant.

  STOCKHOLDER RIGHTS PLAN

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

(11) RETIREMENT PLAN

     The Hadco Corporation Retirement Plan (the "Plan"), as amended, covers all employees with at least six months of continuous service, as defined. Annual profit sharing contributions are determined at the discretion of the Board of Directors but cannot exceed the amount allowable for federal income tax purposes. The Company made profit sharing contributions of $2,285,000, $3,335,000 and $4,016,000 to the Plan for the years ended October 1995, 1996 and 1997, respectively.

     The Plan permits participants to elect to have contributions made to the Plan in the form of reductions in salary under Section 401(k) of the Internal Revenue Code subject to limitations set out in the Plan. Under the Plan, the Company will match employee contributions up to a set percentage. Employee contributions become vested when made, and Company contributions become vested at the rate of 33 1/3 for each year of service with the Company. The Company matched employee contributions in the amount of approximately $600,000, $736,000 and $834,000 during fiscal 1995, 1996 and 1997, respectively.

                       HADCO CORPORATION AND SUBSIDIARIES

(12) QUARTERLY RESULTS (UNAUDITED)

     The following summarized unaudited results of operations for the fiscal quarters in the years ended October 1996 and 1997 have been accounted for using generally accepted principles for interim reporting purposes and include adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of results for these interim periods.

                                                                           1996         1997
                                                                          -------     --------
                                                                       (IN THOUSANDS, EXCEPT PER
                                                                              SHARE DATA)
First Fiscal Quarter --
  Net sales.............................................................  $76,481     $111,536
  Gross profit..........................................................   20,463       26,377
  Net income (loss).....................................................    7,191      (69,161)
  Net income (loss) per share...........................................      .65        (6.64)
  Weighted average shares outstanding...................................   11,104       10,413
Second Fiscal Quarter --
  Net sales.............................................................  $88,096     $180,662
  Gross profit..........................................................   22,951       38,463
  Net income............................................................    7,895        9,953
  Net income per share..................................................      .71          .91
  Weighted average shares outstanding...................................   11,135       10,956
Third Fiscal Quarter --
  Net sales.............................................................  $88,225     $183,274
  Gross profit..........................................................   22,419       39,254
  Net income............................................................    7,994       11,369
  Net income per share..................................................      .72          .93
  Weighted average shares outstanding...................................   11,100       12,254
Fourth Fiscal Quarter --
  Net sales.............................................................  $97,883     $173,233
  Gross profit..........................................................   24,623       37,298
  Net income............................................................    8,934       11,346
  Net income per share..................................................      .81          .84
  Weighted average shares outstanding...................................   11,008       13,528

(13) CUSTOMERS

     During fiscal year 1995, no customer accounted for more than 7% of consolidated net sales. During fiscal years 1996 and 1997, one customer accounted for 15% of consolidated net sales. The Company's five largest customers accounted for 28%, 34% and 34% of consolidated net sales during fiscal 1995, 1996 and 1997, respectively.

(14) SUBSEQUENT EVENT

     In December 1997, the Company completed an amendment and restatement of its Credit Facility with BankBoston, N.A. as agent bank, and a 15 bank syndication. The original Credit Facility was finalized in January 1997, for $250 million. The amended and restated Credit Facility became effective December 9, 1997 and provides for a line of credit up to $400 million. As of December 9, 1997, the Company had $100 million borrowed under the original facility. The maturity of the facility is January 2002, and was not changed in the amendment and restatement. Changes to the original facility include increased limits on other indebtedness as well as replacing the annual capital expenditures limitation with a coverage ratio test. The Company expects to utilize this facility for general corporate purposes, including working capital, capital expenditures and future acquisitions.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable

                                    PART III

     Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled "Stock Performance Graph" and "Joint Stock Option and Compensation Committee Report on Executive Compensation" to be incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on March 4, 1998.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on March 4, 1998, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 25, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on March 4, 1998, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 25, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Certain information relating to security ownership of certain beneficial owners and management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on March 4, 1998, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 25, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information relating to certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on March 4, 1998, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 25, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) 1.  FINANCIAL STATEMENTS:

     The following consolidated financial statements are included in Item 8:

        Report of Independent Public Accountants.

        Consolidated Statements of Operations for the years ended October 25, 1997, October 26, 1996 and October 28, 1995.

        Consolidated Balance Sheets as of October 25, 1997 and October 26, 1996.

        Consolidated Statements of Stockholders' Investment for the years ended October 25, 1997, October 26, 1996 and October 28, 1995.

        Consolidated Statements of Cash Flows for the years ended October 25, 1997, October 26, 1996 and October 28, 1995.

        Notes to Consolidated Financial Statements.

2.  FINANCIAL STATEMENT SCHEDULES:

     The following consolidated financial statement schedules are included in
Item 14(b):

SCHEDULES

     II -- Valuation and Qualifying Accounts.

     Schedules other than those listed above have been omitted since they are either not required or the information is otherwise included.

3.  LISTING OF EXHIBITS:

EXHIBIT
-------
    3.1  --  Restated Articles of Organization of Registrant (filed as Exhibit 3.1 to the
             Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).
    3.2  --  By-laws of Registrant, as amended (filed as Exhibit 3.2 to the Registration
             Statement No. 333-21977 on Form S-3 and incorporated herein by reference).
      4  --  Description of Capital Stock, contained in Article 4 of Registrant's Restated
             Articles of Organization (filed as Exhibit 3.1 to the Registration Statement No.
             333-21977 on Form S-3 and incorporated herein by reference).
  *10.1  --  Registrant's December 5, 1986 Non-Qualified Stock Option Plan (filed as Exhibit
             10.7 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October
             25, 1986 and incorporated herein by reference).
  *10.3  --  Profit Sharing Plan and Trust of Registrant, as amended through December 9, 1988 and restated effective January 1, 1988 (filed as Exhibit 10.22 to Annual Report on
             Form 10-K, File No. 0-12102, for the year ended October 29, 1988 and incorporated herein by reference).
   10.4  --  Indenture of Lease dated September 15, 1980 among Nash Family Investment
             Properties and Tamposi Family Investment Properties and CIII, as amended (filed as
             Exhibit 10.64 to Registration Statement No. 2-86810 on Form S-1 and incorporated herein by reference).
  *10.5  --  Registrant's December 6, 1985 Non-Qualified Stock Option Plan (filed as Exhibit
             10.56 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October
             26, 1985 and incorporated herein by reference).
   10.6  --  Form of Stock Option Agreement under Registrant's December 6, 1985 Non-Qualified
             Stock Option Plan (filed as Exhibit 10.42 to Annual Report on Form 10-K, File No.
             0-12102, for the year ended October 31, 1987 and incorporated herein by reference).
   10.7  --  Amendment dated as of January 9, 1986 to Lease between Registrant and Lupe
             Burgstrom dated April 30, 1984 (filed as Exhibit 10.79 to Annual Report on Form
             10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).
   10.8  --  Amendment dated as of January 9, 1986 to Lease between Registrant and Freedom
             Associates dated May 17, 1985 (filed as Exhibit 10.80 to Annual Report on Form
             10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).
   10.9  --  Amendment dated as of March 7, 1986 to Lease between Registrant and Freedom
             Associates dated December 23, 1980 (filed as Exhibit 10.81 to Annual Report on
             Form 10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

EXHIBIT
-------
 *10.12  --  Registrant's Non-Qualified Stock Option Plan of December 31, 1987 (filed as
             Exhibit 10.66 to Annual Report on Form 10-K, File No. 0-12102, for the year Ended
             October 31, 1987 and incorporated herein by reference).
 *10.13  --  Form of Stock Option Agreement under Registrant's Non-Qualified Stock Option Plan of December 31, 1987 (filed as Exhibit 10.67 to Annual Report on Form 10-K, File
             No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).
  10.15  --  Lease dated July 15, 1988 between Registrant and C&M Associates I (filed as
             Exhibit 10.67 to Annual Report on Form 10-K, File No. 0-12102, for the year ended
             October 29, 1988 and incorporated herein by reference).
 *10.16  --  Registrant's Non-Qualified Stock Option Plan of September 7, 1990 (filed as
             Exhibit 10.67 to Annual Report on Form 10-K, File No. 0-12102, for the year ended
             October 27, 1990 and incorporated herein by reference).
 *10.17  --  Form of Stock Option Agreement under Registrant's Non-Qualified Stock Option Plan of September 7, 1990 (filed as Exhibit 10.68 to Annual Report on Form 10-K, File
             No. 0-12102, for the year ended October 27, 1990 and incorporated herein by reference).
 *10.18  --  Amendment to Profit Sharing Plan and Trust of Registrant dated June 19, 1990
             (filed as Exhibit 10.75 to Annual Report on Form 10-K, File No. 0-12102, for the
             year ended October 27, 1990 and incorporated herein by reference).
  10.19  --  Loan Agreement by and between Registrant and New York State Urban Development
             Corporation ("NYSUDC"); Mortgage between Registrant and Tioga, Note between
             Registrant and NYSUDC; all dated as of April 10, 1991 (filed as Exhibit 10.2 to
             Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 27,
             1991 and incorporated herein by reference).
 *10.20  --  Registrant's 1991 Non-Employee Director Stock Option Plan, as amended (filed as
             Exhibit 1 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended May 2, 1992 and incorporated herein by reference).
 *10.21  --  Form of Stock Option Agreement under Registrant's 1991 Non-Employee Director Stock
             Option Plan (filed as Exhibit 10.82 to Annual Report on Form 10-K , File No.
             0-12102, for the year ended October 26, 1991 and incorporated herein by reference).
  10.22  --  Lease dated March 1, 1992 between Registrant and Equity (filed as Exhibit 10.65 to
             Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1992 and incorporated herein by reference).
 *10.23  --  Amendment to Retirement Plan of Registrant dated March 10, 1993 (filed as Exhibit
             10.48 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October
             30, 1993 and incorporated herein by reference).
 *10.24  --  Amendment to Retirement Plan of Registrant dated September 10, 1993 (filed as
             Exhibit 10.49 to Annual Report on Form 10-K, File No. 0-12102, for the year ended
             October 30, 1993 and incorporated herein by reference).
 *10.25  --  Employment Agreement between Registrant and Andrew E. Lietz dated as of January
             21, 1994 (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No.
             0-12102, for the quarter ended January 29, 1994 and incorporated herein by reference).
  10.26  --  Amendment dated January 15, 1995 to Lease between Registrant and Nash Family
             Investment Properties and Tamposi Family Investment Properties and CIII (filed as
             Exhibit 10.1 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended January 28, 1995 and incorporated herein by reference).
  10.27  --  Lease dated January 13, 1995 between Registrant and Nash Family Investment
             Properties and Ballinger Properties d/b/a Sagamore Industrial Properties (filed as
             Exhibit 10.2 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended January 28, 1995 and incorporated herein by reference).
  10.28  --  Rights Agreement dated as of August 22, 1995 between the Registrant and the First
             National Bank of Boston (filed as Exhibit 4.1 to Current Report on Form 8-K, File
             No. 0-12102, dated August 22, 1995 and incorporated herein by reference).

EXHIBIT
-------
 *10.29  --  Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney
             (filed as Exhibit 10.49 to Annual Report on Form 10-K, File No. 0-12102, for year ended October 28, 1995 and incorporated herein by reference).
  10.33  --  Amendment to lease dated March 1, 1992 between Registrant and Equity Property
             Associates I (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No.
             0-12102, for the quarter ended April 27, 1996 and incorporated herein by reference).
  10.34  --  Lease dated November 1, 1995 between Registrant and Equity Property Associates I
             (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No. 0-12102, for the
             quarter ended April 27, 1996 and incorporated herein by reference).
  10.35  --  Lease dated November 1, 1995 between Registrant and Equity Property Associates I
             (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q, File No. 0-12102, for the
             quarter ended April 27, 1996 and incorporated herein by reference).
  10.36  --  Amendment to lease dated March 1, 1992 between Registrant and Equity Property
             Associates I (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q, File No.
             0-12102, for the quarter ended April 27, 1996 and incorporated herein by reference).
  10.37  --  Revolving Credit Agreement dated July 10, 1996 between Registrant and The First
             National Bank of Boston (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q,
             File No. 0-12102, for the quarter ended July 27, 1996 and incorporated herein by reference).
  10.38  --  Agreement and Plan of Merger dated as of December 4, 1996 among the Registrant,
             Hadco Acquisition Corp. and Zycon Corporation (filed as Exhibit (c) (1) to the
             Schedule 14D-1 filed by the Registrant on December 11, 1996 and incorporated herein by reference).
  10.39  --  Stockholders Agreement dated December 4, 1996 among Registrant and the parties named therein filed as Exhibit (c) (2) to the Schedule 14D-1 (filed by the
             Registrant on December 11, 1996 and incorporated herein by reference).
  10.40  --  Revolving Credit Agreement dated as of January 8, 1997 between the Registrant and the First National Bank of Boston ("the Revolving Credit Agreement") (filed as
             Exhibit 10.40 to Annual Report on Form 10-K, File No. 0-12102, for the year ended
             October 26, 1996 and incorporated herein by reference).
 *10.41  --  Officer and Business Unit Manager Bonus Plan (filed as Exhibit 10.41 to Annual
             Report on Form 10-K, File No. 0-12102, for the year ended October 26, 1996 and incorporated herein by reference).
 *10.42  --  Executive Incentive Compensation Deferred Bonus Plan (filed as Exhibit 10.42 to
             Annual Report on Form 10-K, File No. 0-12102, for the year ended October 26, 1996 and incorporated herein by reference).
 *10.43  --  Amended and Restated 1991 Non-Employee Director Stock Option Plan of Registrant as
             of December 3, 1996.
 *10.44  --  Amendments to Retirement Plan of Registrant dated September 15, 1997.
  10.45  --  Amended and Restated Revolving Credit Agreement dated as of December 9, 1997 between the Registrant and BankBoston, N.A.
  10.46  --  Leases for premises located at 435-445 El Camino Real, Santa Clara, California, by
             and between Zycon Corporation and University Research Center and addenda thereto dated March 1, 1988; July 8, 1988; February 27, 1989; August 30, 1989; May 19,
             1993; and August 9, 1993 (filed as Exhibit 10.1 to the Registration Statement No.
             333-21977 on Form S-3 and incorporated herein by reference).
  10.47  --  Provisional Lease dated November 14, 1995 for the premises located at the Muara
             Tebas Land of Kuching East Malaysia by and between Sudarsono Osman and Zycon
             Corporation Sendirian Berhad (filed as Exhibit 10.2 to the Registration Statement
             No. 333-21977 on Form S-3 and incorporated herein by reference).
  10.48  --  Construction Agreement dated August 3, 1995 by and between Zycon Corporation and
             Hiti Engineering Sdn.Bhd. (filed as Exhibit 10.3 to the Registration Statement No.
             333-21977 on Form S-3 and incorporated herein by reference).

EXHIBIT
-------
  10.49  --  Facilities Agreement dated February 9, 1996 by and among Zycon Corporation
             Sdn.Bhd., Bank Bumiputra Malaysia Berhad and BBMB Kewangan Berhad (filed as
             Exhibit 10.4 to the Registration Statement No. 333-21977 on Form S-3 and
             incorporated herein by reference).
  10.50  --  Corporate Guarantee dated February 9, 1996 issued by Zycon Corporation in favor of
             Bank Bumiputra Malaysia Berhad and BBMB Kewangan Berhad (filed as Exhibit 10.5 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).
  10.51  --  Lease for the three acre premises located in Santa Clara, California by and between Zycon Corporation and Sobrato Interests III, dated January 4, 1996 (filed as Exhibit 10.6 to the Registration Statement No. 333-21977 on Form S-3 and
             incorporated herein by reference).
 *10.52  --  Profit Sharing Plan and Trust of Registrant, as amended and restated effective
             January 1, 1988 and as amended June 20, 1990 (filed as Exhibit 10.7 to the
             Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).
  10.53  --  First Amendment and Modification Agreement by and among the Registrant and The
             First National Bank of Boston (the "Bank of Boston") dated as of February 27, 1997 amending the Revolving Credit Agreement (filed as Exhibit 10.8 to the Registration
             Statement No. 333-21977 on Form S-3 and incorporated herein by reference).
  10.54  --  Form of Assignment and Acceptance to Revolving Credit Agreement (filed as Exhibit
             10.9 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).
     11  --  Statement Re: Computation of Per Share Earnings.
     21  --  Subsidiaries of the Registrant.
     24  --  Consent of Arthur Andersen LLP.
     27  --  Financial Data Schedule.

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

                                   SIGNATURES

     Pursuant to the requirement of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HADCO CORPORATION

                                          By:      /s/ ANDREW E. LIETZ
                                            ------------------------------------
                                                 Andrew E. Lietz, President
                                            Chief Executive Officer and Director

Dated: January 9, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                TITLE                            DATE
------------------------------    ----------------------------------------    -----------------
   /s/ HORACE H. IRVINE II        Chairman of the Board and Director           January 9, 1998
------------------------------
    (Horace H. Irvine II)

     /s/ ANDREW E. LIETZ          President, Chief Executive Officer and       January 9, 1998
------------------------------    Director (Principal Executive Officer)
      (Andrew E. Lietz)

     /s/ TIMOTHY P. LOSIK         Senior Vice President, Treasurer and         January 9, 1998
------------------------------    Chief Financial Officer (Principal
      (Timothy P. Losik)          Financial Officer and Principal
                                  Accounting Officer)

     /s/ J. STANLEY HILL          Director                                     January 9, 1998
------------------------------
      (J. Stanley Hill)

      /s/ OLIVER O. WARD          Director                                     January 9, 1998
------------------------------
       (Oliver O. Ward)

     /s/ PATRICK SWEENEY          Director                                     January 9, 1998
------------------------------
      (Patrick Sweeney)

    /s/ LAWRENCE COOLIDGE         Director                                     January 9, 1998
------------------------------
     (Lawrence Coolidge)

      /s/ JOHN F. SMITH           Director                                     January 9, 1998
------------------------------
       (John F. Smith)

     /s/ JOHN E. POMEROY          Director                                     January 9, 1998
------------------------------
      (John E. Pomeroy)

     /s/ JAMES C. TAYLOR          Director                                     January 9, 1998
------------------------------
      (James C. Taylor)

                                                                     SCHEDULE II

                       HADCO CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE      ADDITIONS
                                                     AT         CHARGED TO     DEDUCTIONS      BALANCE AT
                                                  BEGINNING     COSTS AND         FROM           END OF
                                                  OF PERIOD      EXPENSES      RESERVES(1)       PERIOD
                                                  ---------     ----------     -----------     ----------
                                                                      (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  October 28, 1995..............................   $   725          277            (152)         $  850
  October 26, 1996..............................   $   850          329             (79)         $1,100
  October 25, 1997..............................   $ 1,100          922            (322)         $1,700

---------------
(1) Amounts deemed uncollectible.