Form 10-Q
period 1998-01-31
HADCO CORP
filed 1998-03-16
CIK 729533

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
       (X)         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 1998

                                       OR

       ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 0-12102
                                HADCO CORPORATION
                                -----------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant has 13,134,192 shares of Common Stock, $0.05 Par Value, outstanding at March 11, 1998.

                       HADCO CORPORATION AND SUBSIDIARIES

                                      INDEX

     PART I                                                            PAGE

         Financial Information:

         Consolidated Condensed Balance Sheets as of
          JANUARY 31, 1998 and OCTOBER 25, 1997, respectively ......     3


         Consolidated Condensed Statements of Operations
          for the Quarter ended JANUARY 31, 1998 and
          JANUARY 25, 1997 respectively.............................     4


         Consolidated Condensed Statements of Cash Flows
          for the three months ended JANUARY 31, 1998
          and JANUARY 25, 1997 respectively.........................     5


         Notes to Consolidated Condensed Financial
          Statements................................................     6


         Management's Discussion and Analysis of Results
         of Operations and Financial Condition......................     16


PART II

         Other Information..........................................     19

         Signatures.................................................     20

                       HADCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)
                                 (In thousands)

                                     ASSETS
                                     ------

                                                         January 31,       October 25,
                                                            1998              1997
                                                         -----------       -----------
Current Assets:
  Cash and cash equivalents ....................          $  9,813          $ 12,171
  Short-term investments .......................             1,582             1,562
  Accounts receivable, net of allowance for
  doubtful accounts of $1,750 in 1998 and
  $1,700 in 1997, respectively .................            99,912            92,222
  Inventories ..................................            54,016            46,000
  Deferred tax asset ...........................            10,982            10,483
  Prepaid and other expenses ...................             4,232             4,245
                                                          --------          --------
   Total current assets ........................           180,537           166,683
Property, Plant and Equipment, net .............           239,819           231,490
Acquired Intangible Assets, net ................            97,870           101,131
Other Assets ...................................             7,601             3,213
                                                          --------          --------
                                                          $525,827          $502,517
                                                          ========          ========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
 Short-term debt, current portion of long-term
 debt and capital lease obligations ..........          $   4,793           $   5,064
 Accounts payable ............................             69,382              68,594
 Accrued payroll and other employee benefits .             22,733              28,279
 Accrued taxes ...............................              8,669               1,775
 Other accrued expenses ......................              8,443               9,278
                                                        ---------           ---------
         Total current liabilities ...........            114,020             112,990
                                                        ---------           ---------
Long-Term Debt and Capital Lease Obligations,
 net of current portion ......................            118,769             109,716
                                                        ---------           ---------
Deferred Tax Liability .......................             31,185              30,685
                                                        ---------           ---------
Other Long-Term Liabilities ..................              9,192               9,214
                                                        ---------           ---------
Commitments and Contingencies ................
Stockholders' investment:
Common stock, $.05 par value-
Authorized 25,000 shares
Issued and outstanding 13,114 in 1998 and
13,086 in 1997 ...............................                657                 655
Paid-in Capital ..............................            168,843             168,246
Deferred Compensation ........................                (93)               (117)
Retained Earnings ............................             83,254              71,128
                                                        ---------           ---------
  Total stockholders' investment .............            252,661             239,912
                                                        ---------           ---------
                                                        $ 525,827           $ 502,517
                                                        =========           =========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                        (In thousands, except share data)


                                                                                   Quarter Ended
                                                                                   -------------
                                                                         January 31,            January 25,
                                                                            1998                   1997
                                                                         -----------            -----------
Net Sales .....................................................          $   198,276            $   111,536

Cost of Sales .................................................              159,208                 85,159
                                                                         -----------            -----------

     Gross Profit .............................................               39,068                 26,377

Operating Expenses ............................................               17,784                 10,820

 Write-off of acquired in-process
     research and development .................................                    -                 78,000
                                                                         -----------            -----------

Income (Loss) From Operations .................................               21,284                (62,443)

Interest and Other Income, (net) ..............................                  533                    880

Interest Expense ..............................................               (2,099)                  (933)
                                                                         -----------            -----------

Income (Loss) Before
Provision for Income Taxes ....................................               19,718                (62,496)

Provision for Income Taxes ....................................                7,591                  6,665
                                                                         -----------            -----------

Net Income (Loss) .............................................          $    12,127            $   (69,161)
                                                                         ===========            ===========

 Income (loss) per common and common equivalent Shares (Note 1)
     Basic Net Income (Loss) Per Share ........................          $      0.93            $     (6.64)
                                                                         ===========            ===========
     Diluted Net Income (Loss) Per Share ......................          $      0.90            $     (6.64)
                                                                         ===========            ===========

 Weighted average common and common equivalent Shares (Note 1)
     Basic ....................................................           13,095,776             10,413,306
                                                                         ===========            ===========
     Diluted ..................................................           13,504,957             10,413,306
                                                                         ===========            ===========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                 (In thousands)

                                                                                            Three Months Ended
                                                                                            ------------------
                                                                                     January 31,            January 25,
                                                                                        1998                   1997
                                                                                     -----------            -----------
Total Cash Provided From Operations Activities ...............................          $  7,653            $   8,331

Cash Flows From Investing Activities:
     Purchases of short-term investments .....................................            (2,020)               6,137
     Maturities of short-term investments ....................................             2,000                   --
     Purchases of property, plant and equipment ..............................           (19,366)             (11,011)
     Acquisition of Zycon Corp. ..............................................                --             (209,661)
                                                                                        --------            ---------

Net Cash Used In Investing Activities ........................................           (19,386)            (214,535)

Cash Flows From Financing Activities:
     Principal payments under capital lease obligations ......................              (255)                (413)
     Principal payments of long-term debt ....................................              (969)             (33,690)
     Proceeds from issuance of long-term debt ................................            10,000              215,000
     Proceeds from exercise of stock options .................................               147                  328
     Tax benefit from stock options ..........................................               452                1,018
                                                                                        --------            ---------

Net Cash Provided by Financing Activities ....................................             9,375              182,243
                                                                                        --------            ---------

Net decrease in Cash and Cash Equivalents ....................................            (2,358)             (23,961)

Cash and Cash Equivalents Beginning of Period ................................            12,171               32,786
                                                                                        --------            ---------

Cash and Cash Equivalents End of Period ......................................          $  9,813            $   8,825
                                                                                        ========            =========


Supplemental disclosure of cash flow information:
Cash paid during period for:
      Interest ...............................................................          $  1,407            $     311
                                                                                        ========            =========
      Income taxes  (net of refunds) .........................................          $    322            $     405
                                                                                        ========            =========

Acquisition of Zycon Corporation
     Fair value of assets acquired ...........................................                              $ 212,509
     Liabilities assumed .....................................................                               (114,993)
     Cash Paid ...............................................................                               (204,885)
     Acquisition costs incurred ..............................................                                 (7,600)
     Write-off of acquired in-process
      research and development ...............................................                                 78,000
                                                                                                            ---------
     Goodwill ................................................................                              $ (36,969)
                                                                                                            =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Hadco Corporation's (the "Company") principal products are complex multilayer rigid printed circuits and backplane assemblies. The consolidated financial statements reflect the application of certain accounting policies. For information as to the significant accounting policies followed by the Company and other financial and operating information, see this note and elsewhere in the accompanying notes to consolidated condensed financial statements, as well as the Company's Form 10-K as filed with the Securities and Exchange Commission (SEC) on January 16, 1998; These financial statements should be read in conjunction with the financial statements included in the above-referenced SEC filing.

     SHORT TERM INVESTMENTS

     The Company's investments in held-to-maturity securities are as follows:

                                                        (in thousands)
                                              January 31,              October 25,
                                                 1998                     1997
                                              -----------              -----------
                                                      Fair                     Fair
                                                     Market                   Market
                                             Cost    Value             Cost    Value          Maturity
                                             ----    -----             ----    -----          --------
     Certificate of Deposit ........        $1,582   $1,582           $1,562   $1,562       Within 1 year
                                            ======   ======           ======   ======

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

     INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated balance sheet as of January 31, 1998, and the consolidated statements of operations and cash flows for the three month periods ended January 25, 1997 and January 31, 1998 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. Results of operations for the interim period are not necessarily indicative of results to be expected for the entire year or any future period.

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

     NET INCOME (LOSS) PER SHARE

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options that could share in the earnings of the Company. Diluted income (loss) per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period. For those periods where a net loss is reported, stock options are not considered; as their effect would be anti-dilutive.

     Basic and diluted income (loss) per share, as required by SFAS No. 128, are as follows:

                                                           Three Months Ended
                                                      January 31,       January 25,
                                                          1998             1997
                                                      -----------       -----------
                                                  (in thousands except per share data)
    Income (Loss) ...............................        $12,127          $(69,161)
                                                         =======          ========

    Basic weighted average shares outstanding ....        13,096            10,413

    Weighted average common equivalent shares ....           409                 -
                                                         -------          --------

    Diluted weighted average shares outstanding ..        13,505            10,413
                                                         =======          ========

    Basic Net Income (Loss) Per Share ............       $  0.93          $  (6.64)
                                                         =======          ========

    Diluted Net Income (Loss) Per Share ..........       $  0.90          $  (6.64)
                                                         =======          ========

     These financial statements have been prepared and presented based on the new standard. Prior period amounts have been restated to conform to current year presentation. For the three month periods ended January 31, 1998 and January 25, 1997, 485,290 and -0- anti-dilutive weighted shares, respectively, have been excluded from the number of potential common shares outstanding.

2.   ACQUISITION OF ZYCON

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

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

2.   ACQUISITION OF ZYCON (CONTINUED)

                                                        Three Months Ended
                                                 ------------------------------
                                                   (in thousands, except per
                                                          share data)

                                                 January 31,        January 25,
                                                    1998                1997
                                                 -----------        -----------

     Net Sales .........................          $198,276          $172,547

     Net Income ........................            12,127             8,274

     Basic Net Income (Loss) Per Share .          $   0.93          $   0.76

     Diluted Net Income (Loss) Per Share          $   0.90          $   0.76

     For purposes of these pro forma operating results, the in-process R&D was assumed to have been written off prior to October 29, 1995, so that the operating results presented include only recurring costs.

3.   INVENTORIES

     Inventories are stated at the lower of cost, first-in, first-out (FIFO), or market and consist of the following (in thousands):

                                       January 31,      October 25,
                                          1998             1997
                                       -----------      -----------

               Raw Materials .........  $19,143          $14,167

               Work-in-process .......   34,873           31,833
                                        -------          -------

                                        $54,016          $46,000
                                        =======          =======

4.   INTANGIBLE ASSETS

     The Company has assessed the realizability of its acquired intangible assets in accordance with SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets.

5.   LINES OF CREDIT

     The Company has an unsecured Revolving Credit Agreement, as amended, (the "Agreement") with a group of banks. The Agreement provides for direct borrowings or letters of credit for up to $400 million and expires January 8, 2002. Borrowings under the Agreement bear interest, at the Company's option, at either; (i) the Eurodollar Rate plus the Applicable Eurodollar Rate Margin (both as defined in the Agreement) ranging between .5% and 1.1375%, based on certain financial ratios of the Company, or (ii) the Base Rate, as defined. The Company is required to pay a quarterly commitment fee ranging from .2% to .375% per annum, based on certain financial ratios of the Company, of the unused commitment under the Agreement. If the Company obtains certain debt financing, as defined, the banks may require the Company to repay up to $150,000,000 of amounts

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

     LINES OF CREDIT (CONTINUED)

     outstanding under the Agreement. At January 31, 1998, borrowings of $110,000,000 were outstanding under the agreement at a weighted average interest rate of 6.34%.

     The Agreement places several restrictions on the Company, including limitations on mergers, acquisitions and sales of a substantial portion of its assets, as well as certain limitations on liens, guarantees, additional borrowings, changes in the Company's capitalization, as defined, and investments. The Agreement also requires the Company to maintain certain financial covenants, including minimum levels of consolidated net worth, a maximum ratio of funded debt to EBITDA, maximum capital expenditures and minimum interest coverage, as defined, during the term of the Agreement.
     At January 31, 1998, the Company was in compliance with all loan covenants.

     The Company has a line of credit arrangement with a Malaysian bank denominated in Malaysian ringgits and U.S. dollars for aggregate borrowings of approximately $4.0 million for the purpose of acquiring land, facilities and equipment for the Company's Malaysian subsidiary. The arrangement is renewable annually. At January 31, 1998, there were no amounts outstanding under this arrangement.

6.   LONG TERM DEBT

                                                                              January 31,       October 25,
                                                                                 1998              1997
                                                                              -----------      ------------
                                                                                     (in thousands)

     Loan agreements in connection with the expansion of a building
     The loans bear interest at rates from 1%to 7% through March,
     2011 and are collateralized by property and an
     irrevocable letter of credit ..................................          $    801          $    820


     Revolving credit agreement (Note 5) ...........................           110,000           100,000
     Obligations under capital leases ..............................            12,761            13,960
                                                                              --------          --------
                                                                               123,562           114,780
     Less - Current portion ........................................             4,793             5,064
                                                                              --------          --------
                                                                              $118,769          $109,716
                                                                              ========          ========

7.   SUBSEQUENT EVENT

     In February 1998, the Company entered into an agreement to acquire the outstanding common stock of Continental Circuits Corp., an Arizona based manufacturer of printed circuits, for approximately $185 million or $23.90 per share. It is currently expected that if this transaction is successfully completed, its completion will occur in the second quarter of fiscal 1998 and will be accounted for as a purchase business combination in accordance with APB No. 16 "Accounting for Business Combinations."

                       HADCO CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report including, without limitation, "Environmental Matters," are forward-looking statements that involve risks and uncertainties. The Company makes such forward-looking statements under the provisions of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below under "Factors That May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this quarterly report, the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

     RESULTS OF OPERATIONS

     FIRST QUARTER

     Net sales for the three months ended January 31, 1998 increased 77.8% over the three months ended January 25, 1997. The increase resulted from several factors including the acquisition of Zycon, which added $63.4 million to printed circuit net sales in the quarter, and an increase in both backplane and printed circuit net sales excluding Zycon. Backplane assembly net sales increased due to higher product volume and shipments. Printed circuit net sales increased due to higher production volume and shipments and a shift toward products with more layers and greater densities. In addition, average pricing for printed circuits decreased slightly for the first quarter of 1998 over the same period in 1997. Net sales from backplane assemblies increased to 20.5% of net sales (excluding Zycon printed circuit net sales) from 18.1% in the first quarter of 1997.

     The gross profit margin decreased to 19.7% in the three months ended January 31, 1998 from 22.3% in the comparable period in fiscal 1997. The decrease resulted from increased investment in new capacity and technologies at certain facilities, start-up expenses for the west coast backplane operation, and lower overall gross margins from the Zycon operations (including ongoing start-up expenses associated with the volume production facility in Malaysia).

     Operating expenses, as a percent of net sales, decreased to 9.0% in the three months ended January 31, 1998 from 9.7% in the comparable period in fiscal 1997 due to increased net sales and the fixed nature of the Company's operating expenses.

     Income (loss), as a percent of net sales, from operations decreased to 10.7% in the three months ended January 31, 1998 from 13.9% in the comparable period in fiscal 1997, primarily as a result of the same factors affecting gross profits.

     Interest income decreased in the first quarter of 1998 as compared to the first quarter of 1997 due to lower average cash balances available for investing. Interest expense increased in the first quarter of 1998 as compared to the first quarter of 1997, due to an increase in outstanding debt relating to the acquisition of Zycon.

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

                       HADCO CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     INCOME TAXES

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis, using its effective annual income tax rate. The Company anticipates an effective annual income tax rate for fiscal 1998 of 38.5%, which is slightly less than the combined federal and state statutory rates. The effective rate was increased by amortization of goodwill which is not tax deductible, and was offset by the tax benefit of the Company's foreign sales corporation and various state investment tax credits. The effective tax rate for fiscal 1998 is based on current tax laws.

     LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 1998, the Company had working capital of approximately $66.5 million and a current ratio of 1.58, compared to working capital of approximately $53.7 million and a current ratio of 1.48 at October 25, 1997. Cash, cash equivalents and short-term investments at January 31, 1998 were approximately $11.4 million, a decrease of $2.3 million from approximately $13.7 million at October 25, 1997.

     In December 1997, the Company negotiated a $400 million unsecured senior revolving credit loan facility with a group of banks, which amended and restated an existing credit facility (the "Amended Credit Facility"). Interest on loans outstanding under the Amended Credit Facility is, at the Company's option, bear interest at either (1) the Eurodollar Rate, plus the Applicable Eurodollar Rate Margin (both as defined in "Amended Credit Facility"). Or (2) the Base Rate as defined in the Amended Credit
     Facility. At January 31, 1998, $110 million was outstanding under the Amended Credit Facility. The Amended Credit Facility matures in January 2002. See Note 5 to Notes to Consolidated Condensed Financial Statements.

     The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations will be sufficient to fund its anticipated working capital, capital expenditure and debt payment requirements through fiscal 1998. Because the Company's capital requirements cannot be predicted with certainty, however, there is no assurance that the Company will not require additional financing during this period. There is no assurance that any additional financing will be available on terms satisfactory to the Company or not disadvantageous to the Company's security holders. The Company intends to draw on the Amended Credit Facility in connection with its proposed acquisition of Continental Circuits Corp. should such transaction be successfully consummated. See
     Note 7 to Notes to Consolidated Condensed Financial Statements.

     FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

                       HADCO CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                       HADCO CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     ACQUISITIONS

     In February 1998, the Company entered into an agreement to acquire all of the outstanding stock of Continental Circuits Corp., ("Continental") pursuant to a cash tender offer for all of the outstanding shares of common for approximately $185 million or $23.90 per share. If completed successfully, the tender offer is expected to be completed in the second fiscal quarter of 1998. See Note 7 to Notes to Consolidated Condensed Financial Statements.

     The Company acquired 100% of the capital stock of Zycon, a manufacturer of electronic interconnect products, on January 10, 1997 (the "Zycon acquisition"). Zycon currently operates as a wholly-owned subsidiary of the Company under the name Hadco Santa Clara, Inc. The Company has limited experience in integrating acquired companies or technologies into its operations. Therefore, there can be no assurance that the Company will operate any acquired business profitably in the future. Contemporaneous with the Zycon acquisition, nine senior management personnel of Zycon were terminated. There can be no assurance that the Company will not be materially adversely affected by such terminations or that the Company will be able to retain key personnel at any acquired business. Accordingly, operating expenses associated with the acquired business may have a material adverse effect on the Company's business, financial condition and results of operations in the future.

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

                       HADCO CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     TECHNOLOGICAL CHANGE, PROCESS DEVELOPMENT AND PROCESS DISRUPTION

     The market for the Company's products and services is characterized by rapidly changing technology and continuing process development. The future success of the Company's business will depend in large part upon its ability to maintain and enhance its technological capabilities, develop and market products and services that meet changing customer needs and successfully anticipate or respond to technological changes, on a cost-effective and timely basis. In addition, the electronic interconnect industry could in the future encounter competition from new technologies that render existing electronic interconnect technology less competitive or obsolete, including technologies that may reduce the number of printed circuits required in electronic components. There can be no assurance that the Company will effectively respond to the technological requirements of the changing market. To the extent the Company determines that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment are likely to continue to require significant capital investment by the Company. There can be no assurance that capital will be available for this purpose in the future or that investments in new technologies will result in commercially viable technological processes or that there will be commercial applications for these technologies. Moreover, the Company's business involves highly complex manufacturing processes that have in the past and could in the future be subject to periodic failure or disruption. Process disruptions can result in delays in certain product shipments. There can be no assurance that failures or disruptions will not occur in the future. The loss of revenue and earnings to the Company from such a technological change, process development or process disruption, as well as any

                       HADCO CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     TECHNOLOGICAL CHANGE, PROCESS DEVELOPMENT AND PROCESS DISRUPTION
     (CONTINUED)

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

     MANUFACTURING CAPACITY

     The Company believes its long-term competitive position depends in part on its ability to increase manufacturing capacity. The Company may obtain such additional capacity through acquisitions or expansion of its current facilities. Either approach would require substantial additional capital, and there can be no assurance that such capital will be available from cash generated by current operations. Further, there can be no assurance that the Company will be able to acquire sufficient capacity or successfully integrate and manage such additional facilities. In addition, the Company's expansion of its manufacturing capacity has significantly increased and will continue to significantly increase its fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner. The

                       HADCO CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     MANUFACTURING CAPACITY (CONTINUED)

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

     MANAGEMENT OF GROWTH

     The Company has initiated significant expansion, including geographic expansion, of its operations, which has placed, and will continue to place, significant demands on the Company's management, operational, technical and financial resources. These demands are compounded by the Zycon acquisition and the proposed acquisition of Continental Circuits Corp. The Company expects that expansion will require additional management personnel and the development of further expertise by existing management personnel. The Company's ability to manage growth effectively, particularly given the increasing scope of its operations, will require it to continue to implement and improve its operational, financial and management information systems as well as to further develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage future growth, if any, could have a material adverse effect on the Company's business, financial condition and results of operations. Competition for personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future, especially engineering personnel. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     AVAILABILITY OF RAW MATERIALS AND COMPONENTS

     While the Company has not entered into any supply agreements and does not have any guaranteed sources of raw materials or components, it routinely purchases raw materials and components from several key material suppliers. Although alternative material suppliers are currently available, a significant unplanned event at a

                       HADCO CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     AVAILABILITY OF RAW MATERIALS AND COMPONENTS (CONTINUED)

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

                       HADCO CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                       HADCO CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits
       3.1 - Amendment to Restated Articles of Organization dated March 4, 1998.

     *10.1 - Outside Directors Compensation Plan of 1998.

     *10.2 - Employee Stock Purchase Plan of November 17, 1997 (filed as Exhibit
      10.1 to the Registration Statement No. 333-47589 on Form S-8 and incorporated herein by reference.

(*) Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit.


(b)  Reports on From 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Hadco Corporation

Date: March 11, 1998                               By: /s/ TIMOTHY P. LOSIK
                                                       ------------------------
                                                       Timothy P. Losik
                                                       Chief Financial Officer,
                                                       Senior Vice President