Form 10-Q
period 1998-05-02
HADCO CORP
filed 1998-06-11
CIK 729533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) of THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended MAY 2, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 0-12102


                                HADCO CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MASSACHUSETTS                                                        04-2393279
-------------                                                        ----------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                           Identification No.)


12A MANOR PARKWAY, SALEM, NEW HAMPSHIRE                                   03079
---------------------------------------                                   -----
(Address of principal executive offices)                             (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (603) 898-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant has 13,242,127 shares of Common Stock, $0.05 Par Value, outstanding at June 8, 1998.

                       HADCO CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                                   PAGE
    Item 1. Financial Statements

           Consolidated Condensed Balance Sheets as of
           May 2, 1998 and October 25, 1997, respectively......................   3


           Consolidated Condensed Statements of Operations for the
           Three Months ended May 2, 1998 and April 26, 1997 and
           six months ended May 2, 1998 and April 26, 1997,
           respectively........................................................   4

           Consolidated Condensed Statements of Cash Flows
           for the six months ended May 2, 1998
           and April 26, 1997, respectively....................................   5

           Notes to Consolidated Condensed Financial
           Statements..........................................................   6

    Item 2. Management's Discussion and Analysis of Results
            of Operations and Financial Condition..............................   15


 PART II - OTHER INFORMATION

    Item 1. Legal Proceedings..................................................   26

    Item 2. Changes in Securities .............................................   26

    Item 4. Submission of Matters to  a Vote of Security Holders ..............   26

    Item 6. Exhibits and Reports on Form 8-K ..................................   27


 SIGNATURE.....................................................................   30

 PART I - FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

                           HADCO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                       (unaudited)
                                     (In thousands)

 ASSETS                                                         May 2,       October 25,
                                                                  1998            1997
                                                                --------       -----------
 Current Assets:

    Cash and cash equivalents .............................     $  4,997        $ 12,171
    Short-term investments ................................            -           1,562
    Accounts receivable, net of allowance for
     doubtful accounts of $2,589 in 1998 and
     $1,700 in 1997, respectively .........................      114,352          92,222
    Inventories ...........................................       75,095          46,000
    Deferred tax asset ....................................       20,106          10,483
    Prepaid and other current expenses ....................        8,058           4,245
                                                                --------        --------
         Total Current Assets .............................      222,608         166,683
    Property, Plant and Equipment, net ....................      318,335         231,490
    Acquired Intangible Assets, net .......................      195,026         101,131
    Other Assets ..........................................        3,472           3,213
                                                                --------        --------
                                                                $739,441        $502,517
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:

    Short-term debt and current portion of long-term debt..     $  4,837        $  5,064
    Accounts payable ......................................       74,169          68,594
    Accrued Payroll and other employee benefits ...........       29,246          28,279
    Accrued Taxes .........................................          494           1,775
    Other accrued expenses ................................       15,229           9,278
                                                                --------        --------
         Total Current Liabilities ........................      123,975         112,990
                                                                --------        --------
Long Term Debt, net of current portion ....................      359,037         109,716
                                                                --------        --------
Deferred Tax Liability ....................................       51,668          30,685
                                                                --------        --------
Other Long-Term Liabilities ...............................        9,192           9,214
                                                                --------        --------
Commitments and Contingencies
Stockholders' investment:
    Common stock, $.05 par value -
    Authorized 50,000 shares in 1998 and 25,000 in 1997
    Issued and outstanding 13,212 in
    1998 and 13,086 in 1997 ...............................          662             655
Paid-in capital ...........................................      171,466         168,246
Deferred compensation .....................................          (75)           (117)
Retained earnings .........................................       23,516          71,128
                                                                --------        --------
         Total Stockholders' Investment ...................      195,569         239,912
                                                                --------        --------
                                                                $739,441        $502,517
                                                                ========        ========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.


                                         HADCO CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                    (unaudited )
                                          (In thousands, except share data)

                                                                    Three Months Ended                      Six Months Ended
                                                                    ------------------                      ----------------
                                                                  May 2,          April 26,            May 2,          April 26,
                                                                   1998             1997               1998               1997
                                                               -----------       -----------        -----------        -----------
Net Sales ..................................................   $   209,587       $   180,662        $   407,863        $   292,198

Cost of Sales ..............................................       172,857           142,199            332,065            227,358
                                                               -----------       -----------        -----------        -----------
     Gross Profit ..........................................        36,730            38,463             75,798             64,840

Operating Expenses .........................................        21,526            17,999             39,310             28,819

Restructuring and other non-recurring charges (Note 7) .....         5,947                 -              5,947                  -

Write-off of acquired in-process
  research and development .................................        63,050                 -             63,050             78,000
                                                               -----------       -----------        -----------        -----------

Income (Loss) From Operations ..............................       (53,793)           20,464            (32,509)           (41,979)

Interest and Other Income (Expense), net ...................           844               (70)             1,377                806

Interest Expense ...........................................        (4,195)           (4,318)            (6,294)            (5,251)
                                                               -----------       -----------        -----------        -----------
Income (Loss) Before
Provision for Income Taxes .................................       (57,144)           16,076            (37,426)           (46,424)

Provision for Income Taxes .................................         2,595             6,123             10,186             12,788

Net Income (Loss) ..........................................   $   (59,739)      $     9,953        $   (47,612)       $   (59,212)
                                                               -----------       -----------        -----------        -----------
Income (loss) per common and common equivalent Shares (Note 1)
  Basic Net Income (Loss) Per Share..........................       $(4.54)             $.95             $(3.63)            $(5.67)
                                                                    ======              ====             ======             ======
  Diluted Net Income (Loss) Per Share........................       $(4.54)             $.91             $(3.63)            $(5.67)
                                                                    ======              ====             ======             ======

Weighted average common and common equivalent Shares
outstandingc (Note 1)
  Basic ....................................................    13,161,078        10,458,213         13,130,418         10,434,555
                                                               ===========       ===========        ===========        ===========
  Diluted ..................................................    13,161,078        10,956,458         13,130,418         10,434,555
                                                               ===========       ===========        ===========        ===========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.


                                   HADCO CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                               (unaudited)
                                              (In thousands)

                                                                                                     Six Months Ended
                                                                                                     ----------------
                                                                                                  May 2,        April 26,
                                                                                                   1998           1997
                                                                                                  -----         ---------
Total Cash Provided From Operating Activities ....................................               $  12,595      $  13,990
                                                                                                 ---------      ---------
Cash Flows From Investing Activities:
     Purchases of short-term investments .........................................                  (2,020)             -
     Maturities of short-term investments ........................................                   3,582          9,401
     Purchases of property, plant and equipment ..................................                 (48,186)       (29,611)
     Acquisitions of Continental in 1998 and Zycon in 1997 .......................                (190,032)      (209,661)
                                                                                                 ---------      ---------
Net Cash Used In Investing Activities ............................................                (236,656)      (229,871)
Cash Flows From Financing Activities:
     Principal payments of long-term debt ........................................                 (43,218)       (36,621)
     Proceeds from issuance of long-term debt ....................................                 256,878        225,000
     Proceeds from exercise of stock options .....................................                     477            435
     Tax benefit from exercise of stock options ..................................                   1,270          1,387
     Proceeds from the sale of Common Stock ......................................                   1,480              -
                                                                                                 ---------      ---------
Net Cash Provided by Financing Activities ........................................                 216,887        190,201
                                                                                                 ---------      ---------
Net decrease in Cash and Cash Equivalents ........................................                  (7,174)       (25,680)
Cash and Cash Equivalents Beginning of Period ....................................                  12,171         32,786
                                                                                                 ---------      ---------
Cash and Cash Equivalents End of Period ..........................................               $   4,997      $   7,106
                                                                                                 =========      =========
Supplemental disclosure of cash flow information:

Cash paid during period for:

      Interest ...................................................................               $   4,689      $   4,282
                                                                                                 =========      =========
      Income taxes  (net of refunds) .............................................               $  10,906      $   9,070
                                                                                                 =========      =========

Acquisitions of Continental in 1998 and Zycon in 1997:

     Fair value of assets acquired ...............................................               $ 140,123      $ 212,509
     Liabilities assumed .........................................................                 (47,905)      (114,993)
     Cash paid ...................................................................                (186,083)      (204,885)
     Acquisition costs incurred ..................................................                  (3,949)        (7,600)
     Write-off of acquired in-process
      research and development ...................................................                  63,050         78,000
                                                                                                 ---------      ---------
     Goodwill ....................................................................               $ (34,764)     $ (36,969)
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

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Hadco Corporation's (the "Company" or "Hadco") principal products are multilayer rigid printed circuits and backplane assemblies. The consolidated condensed financial statements reflect the application of certain accounting policies. For information as to the significant accounting policies followed by the Company and other financial and operating information, see this note and elsewhere in the accompanying notes to consolidated condensed financial statements, as well as the Company's Annual Report on Form 10-K for the fiscal year ended October 25, 1997, Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1998, Current Reports on From 8-K dated February 18, 1998. February 20, 1998, and May 1, 1998 and current report on From 8-K dated March 26, 1998 as amended by Current Report on Form 8-K/A dated May 1, 1998. These financial statements should be read in conjunction with the financial statements included in those above-referenced SEC filings.

      FOREIGN CURRENCY TRANSLATION

      The functional currency of the Company's Malaysian subsidiary is the United States dollar. Accordingly, all remeasurement gains and losses resulting from transactions denominated in currencies other than United States dollars are included in the consolidated condensed statements of operations. To date, the resulting gains and losses have not been material.

      RECLASSIFICATION

      The Company has reclassified certain prior year information to conform with the current year's presentation.

      INTERIM FINANCIAL STATEMENTS

      The accompanying consolidated condensed balance sheet as of May 2, 1998, and the consolidated statements of operations and cash flows for the six month periods ended May 2, 1998 and April 26, 1997 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. Results of operations for the interim period are not necessarily indicative of results to be expected for the entire year or any future period.

      NET INCOME (LOSS) PER SHARE

      The Company adopted SFAS No. 128, "Earnings per share", effective for the quarter ended January 31, 1998 which replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Prior period amounts have been restated to conform to the current period presentation. Under SFAS No. 128, basic net income (loss) per common share is computed based on income (loss) available to common stockholders and the weighted average number of common shares outstanding during the period. The dilutive net income (loss) per share is computed based on including the number of additional common shares that would have been outstanding if the dilutive potential of common shares had been issued.

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


      Basic and diluted shares outstanding, are as follows:


                                                       Three Months Ended   Six Months Ended
                                                       ------------------   ----------------
                                                       (in thousands, except per share data)

                                                       May 2,     April 26,  May 2,     April 26,
                                                        1998        1997      1998        1997
                                                        ----        ----      ----        ----
      Basic weighted average shares outstanding        13,161      10,458    13,130      10,435
      Weighted average common equivalent shares          -            498      -           -
                                                       ------      ------    ------      ------
      Diluted weighted average shares outstanding      13,161      10,956    13,130      10,435
                                                       ======      ======    ======      ======

      Diluted weighted average shares outstanding for the three month periods ended May 2, 1998 and April 26, 1997, do not include 383,997 and 575,366 common equivalent shares, respectively, as their effect would be anti-dilutive. Diluted weighted averages shares outstanding for the six month periods ended May 2, 1998 and April 26, 1997, respectively, do not include 401,798 and 571,815 common equivalent shares as their effect would be anti- dilutive.

2.    AQUISITIONS

      On January 10, 1997, the Company acquired (the "Zycon Acquisition") all of the outstanding common stock of Zycon Corporation ("Zycon"), and on March 20, 1998, the Company acquired (the "Continental Acquisition", and together with the Zycon Acquistion, the "Acquisitions") all of the outstanding common stock of Continental Circuits Corp. ("Continental"). These acquisitions were financed by the $400 million unsecured senior revolving credit facility with a group of banks, which amended and restated an existing credit facility (the "Amended Credit Facility"), under which the Company borrowed approximately $215,000,000 upon consummation of the Zycon Acquisition and approximately $220,000,000 upon consummation of the Continental Acquisition. These acquisitions were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16, and accordingly, Zycon's and Continental's operating results since the respective dates of acquisition are included in the accompanying consolidated condensed financial statements. In accordance with ABP Opinion No. 16, the Company allocated the purchase price of the Acquisitions based on the fair value of assets acquired and liabilities assumed. Significant portions of the purchase price of both Acquisitions were identified in independent appraisals as intangible assets using proven valuation procedures and techniques. These intangible assets include approximately $78,000,000 and $63,050,000 for Zycon and Continental, respectively, for acquired in-process research and development ("in-process R&D") for projects that did not have a future alternative use. Acquired intangibles include developed technology, customer relationships, assembled workforce, trade names and trademarks. These intangibles are being amortized over their estimated useful lives of 12 to 30 years.

      Unaudited pro forma operating results for the Company, assuming the acquisitions of Zycon and Continental occurred on October 27, 1996, are as follows:

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

      ACQUISITIONS (CONTINUED)

                                       Three Months Ended     Six Months Ended
                                       ------------------     ----------------
                                        (in thousands, except per share data)

                                         May 2,   April 26,    May 2,  April 26,
                                         1998       1997       1998      1997
                                         ----       ----       ----      ----
Net Sales ............................ $226,196   $212,524   $459,814  $414,633

Net Income ........................... $   (473)  $  9,010   $  8,880  $ 16,275

Basic Net Income (Loss) Per Share ....    $(.04)      $.86       $.68     $1.56

Diluted Net Income (Loss) Per Share ..    $(.04)      $.82       $.66     $1.49


      For purposes of these pro forma operating results, the acquired in-process R&D was assumed to have been written off prior to October 27, 1996, so that the operating results presented include only recurring costs.

3.    INVENTORIES

      Inventories are stated at the lower of cost, first-in, first-out (FIFO), or market and consist of the following (in thousands):


                                                  May 2,   October 25,
                                                   1998       1997
                                                   ----       ----
      Raw Materials.......................       $33,656    $14,167
      Work-in-process.....................        41,439     31,833
                                                 -------    -------
                                                 $75,095    $46,000
                                                 =======    =======

4.    INTANGIBLE ASSETS

      The Company has assessed the realizability of its acquired intangible assets in accordance with SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. " Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. See Note 7.

5.    LINES OF CREDIT

      The Company's $400 million Amended Credit Facility is pursuant to an Amended and Restated Revolving Credit Agreement, as amended (the "Agreement). The Agreement provides for direct borrowings or letters of credit for up to $400 million and expires January 8, 2002. Borrowings under the Agreement bear interest, at the Company's option, at either: (i) the Eurodollar Rate plus the Applicable Eurodollar Rate Margin (both as defined in the Agreement) ranging between .5% and 1.1375%, based on certain financial

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


      LINES OF CREDIT (CONTINUED)

      ratios of the Company, or (ii) the Base Rate (as defined in the Agreement). The Company is required to pay a quarterly commitment fee ranging from .2% to .375% per annum, based on certain financial ratios of the Company, of the unused commitment under the Agreement. If the Company obtains certain debt financing, as defined, the banks may require the Company to repay up to $150,000,000 of amounts outstanding under the Agreement. At May 2, 1998, borrowings of $345,000,000 were outstanding under the agreement at a weighted average interest rate of 6.56%.

      The Agreement places several restrictions on the Company, including limitations on mergers, acquisitions and sales of a substantial portion of its assets, as well as certain limitations on liens, guarantees, additional borrowings, changes in the Company's capitalization, as defined, and investments. The Agreement also requires the Company to maintain certain financial covenants, including, among other things, minimum levels of consolidated net worth, a maximum ratio of consolidated funded debt to EBITDA, maximum capital expenditures and minimum interest coverage, as defined, during the term of the Agreement. At May 2, 1998, the Company was in compliance with all loan covenants.

      The Company has a line of credit arrangement with a Malaysian bank denominated in Malaysian ringgits and U.S. dollars for aggregate borrowings of $3.4 million for the purpose of acquiring land, facilities and equipment for the Company's Malaysian subsidiary. The arrangement is renewable annually. At May 2, 1998, there were no amounts outstanding under this arrangement.

6.    LONG TERM DEBT

                                                            May 2,   October 25,
                                                            1998        1997
                                                           -------   -----------
                                                              (In thousands)
      Loan agreements in connection with the expansion
      of a building. The loans bear interest at rates
      from 1% to 7% through March, 2011 and are
      collateralized by property and an irrevocable
      letter of credit. Payments of principal and
      interest are quarterly.............................  $    778   $    820
      Revolving credit agreement (Note 5)................   345,000    100,000
      Obligations under capital leases...................    18,096     13,960
                                                           --------   --------
                                                            363,874    114,780
      Less - Current portion.............................     4,837      5,064
                                                           --------   --------
                                                           $359,037   $109,716
                                                           ========   ========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


7.    RESTRUCTURING AND OTHER NON-RECURRING CHARGES

      On April 6, 1998, the Company announced the planned consolidation of its two East Coast quick-turn prototype facilities into the larger of the two facilities located at Haverhill, MA. The Company incurred and recorded in the fiscal quarter ended May 2, 1998 non-recurring charges in connection with the consolidation totaling $5.9 million. The component of this charge classified as restructuring-related met the criteria set forth in Emerging Issues and Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The amount recorded as a liability, which totaled $1.5 million, relates to severance and other payroll-related costs, as well as lease termination costs. Non-recurring costs include costs associated with the abandonment of assets at one of the facilities. The components of the restructuring and other non-recurring costs during the three months ended May 2, 1998 are as follows:

                                                                      Amount
                                                                  (in thousands)
      Loss on abandonment of assets ................................  $1,965
      Severance benefits and associated legal costs ................     129
      Lease termination loss .......................................   1,336
                                                                      ------
      Total Restructuring Charges ..................................   3,430

      Other Non-recurring Charges ..................................   2,517
                                                                      ------

      Total Restructuring and Other Charges ........................  $5,947
                                                                      ======

      Included in the restructuring and other charges is $2.5 million, which represents the write-down of existing assets to their net realizable value, in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of."

8.    ENVIRONMENTAL MATTERS

      The Company is required to comply with all federal, state, county and municipal regulations regarding protection of the environment. There can be no assurance that more stringent environmental laws will not be adopted in the future and, if adopted, the costs of compliance with more stringent environmental laws could be substantial. Waste treatment and disposal are major considerations for printed circuit manufacturers. The Company uses chemicals in the manufacture of its products that are classified by the Environmental Protection Agency (EPA) as hazardous substances. The Company is aware of certain chemicals that exist in the ground at certain of its facilities. The Company has notified various governmental agencies and continues to work with them to monitor and resolve these matters. During March 1995, the Company received a Record Of Decision (ROD) from the New York State Department of Environmental Conservation (NYSDEC),

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


      ENVIRONMENTAL MATTERS (CONTINUED)

      regarding soil and groundwater contamination at its Owego, New York facility. Based on a Remedial Investigation and Feasibility Study (RIFS) for apparent on-site contamination at that facility and a Focused Feasibility Study (FFS), each prepared by environmental consultants of the Company, the NYSDEC has approved a remediation program of groundwater withdrawal and treatment and iterative soil flushing. The Company has executed a Modification of the Order on Consent to implement the approved ROD. The cost, based upon the FFS, to implement this remediation is estimated to be $4.6 million, and is expected to be expended as follows:
      $260,000 for capital equipment and $4.3 million for operation and maintenance costs which will be incurred and expended over the estimated life of the program of 30 years. NYSDEC has notified the Company that it will take additional samples from a wetland area near the Company's Owego facility. Analytical reports of earlier sediment samples indicated the presence of certain inorganics. There can be no assurance that the Company and/or other third parties will not be required to conduct additional investigations and remediation at that location, the costs of which are currently indeterminable due to the numerous variables described in the fifth paragraph of this Environmental Matters note.

      From 1974 to 1980, the Company operated a printed circuit manufacturing facility in Florida as a lessee of property that is now the subject of a pending lawsuit (the "Florida Lawsuit") and investigation by the Florida Department of Environmental Protection (FDEP). Hadco and others are participating in alternative dispute resolution regarding the site with an independent mediator. In connection with mediation, in February 1992 the FDEP presented computer-generated estimates of remedial costs, for activities expected to be spread over a number of years, that ranged from approximately $3.3 million to $9.7 million. Mediation sessions were conducted in March 1992 but were then suspended during ongoing assessment and feasibility activities. On June 9, 1992, the Company entered into a Cooperating Parties Agreement in which it and Gould, Inc., another prior lessee of the site, agreed to fund certain assessment and feasibility study activities at the site. The cost of such activities is not expected to be material to the Company. Management believes it is likely that it will participate in implementing a continuing remedial program for the site, the costs of which are currently unknown. In June 1995, Hadco was named a third-party defendant in the Florida Lawsuit. See Note 9 below.

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

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


      ENVIRONMENTAL MATTERS (CONTINUED)

      The City of Santa Clara adopted an ordinance that, as of April 1, 1997, reduced the amount of waste, including copper and nickel, that companies such as the Company may discharge into the city sanitary sewer. The ordinance provides for substantial penalties for intentional or negligent violations. These penalties include fines ranging from $10,000 to $50,000 per day, revocation of required business permits, the issuance of a cease and desist order and, under certain circumstances, up to nine months' imprisonment. Under the ordinance, the Company is subject to stringent requirements on the amount of water it can discharge. The concentration limit for Hadco's copper discharge was reduced from 2.70 milligrams per liter to 1.02 milligrams per liter, and the concentration limit for Hadco's nickel discharge was reduced from 2.60 milligrams per liter to
      0.15 milligrams per liter. The Company believes it is currently in compliance with new discharge limits.

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

      Management believes the ultimate disposition of above known environmental matters described in this "Environmental Matters" note will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

9.    LEGAL PROCEEDINGS AND CLAIMS

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

      In connection with the Florida Lawsuit pending in the Circuit Court for Broward County, Florida (described in Note 8 above), each of Hadco and Gould, Inc., another prior lessee of the site of the printed circuit manufacturing facility in Florida, was served with a third-party complaint in June 1995, as third-party defendants in such pending Florida Lawsuit by a party who had previously been named as a defendant when the Florida Lawsuit was commenced in 1993 by the FDEP. The Florida Lawsuit seeks damages relating to environmental pollution and FDEP costs and expenses, civil penalties, and declaratory and injunctive relief to require the parties to complete assessment and remediation of soil and groundwater contamination. The other parties include alleged owners of the property and Fleet Credit Corporation, a secured lender to a prior lessee of the property.

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


      LEGAL PROCEEDINGS AND CLAIMS (CONTINUED)

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

      The EPA will continue as the lead regulatory agency during the final closure work. Because long-term maintenance plans for the site will not be determined for a number of years, it has not yet been decided which regulatory agency will oversee this phase of the work plan or how the long-term costs will be funded. However, the agreement provides a mechanism for ensuring that an appropriate federal, state or local agency will assume regulatory responsibility for long-term maintenance.

      The future costs in connection with the lawsuits described in the preceding paragraphs are currently indeterminable due to such factors as the unknown timing and extent of any future remedial actions which may be required, the extent of any liability of the Company and of other potentially responsible parties, and the financial resources of the other potentially responsible parties.

      On March 27, 1998, the Company received a written notice from legal counsel for the Lemelson Medical, Education & Research Foundation Limited Partnership (the "Lemelson Partnership"), alleging that the Company is infringing certain patents held by the Lemelson Partnership and offering to license such patents to the Company. The ultimate outcome of this matter is not currently determinable, and there can be no assurance that the outcome of this matter will not have a material adverse effect upon the Company's business, financial condition and results of operations.

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


      LEGAL PROCEEDINGS AND CLAIMS (CONTINUED)

      Litigation with respect to patents and other intellectual property matters can result in substantial damages, require the cessation of the manufacture, use and sale of infringing products and the use of certain processes, or require the infringing party to obtain a license to the relevant intellectual property.

      On January 12, 1998, Hadco Santa Clara (formerly Zycon) received notice of the filing of a lawsuit, before the Superior Court (County of Santa Clara, California), against it by Jackie Riley, Keith Riley and Richard Riley for damages (including punitive damages) for alleged injuries suffered, including Richard Riley's cancer, as a result of the alleged emission at a Zycon facility of effluent from allegedly toxic and hazardous chemical substances. Because this matter is at an early stage, the Company believes it cannot assess the potential range of damages that might be awarded should the plaintiffs prevail.

10.   SUBSEQUENT EVENT - DEBT OFFERING

      On May 18, 1998, the Company sold $200.0 million aggregate principal amount of its 9-1/2% Senior Subordinated Notes due 2008 (the "Notes") to certain purchasers. The purchasers subsequently resold the Notes to "qualified institutional buyers" in reliance upon Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and offshore purchasers pursuant to Rule 904 of Regulation S under the Securities Act. The Notes were so resold at a price equal to 99.66% of their principal amount.

      Interest on the Notes is payable semiannually on each June 15 and December 15, commencing December 15, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 15, 2003, at 104.75% of their principal amount, plus accrued interest, with such percentages declining ratably to 100% of their principal amount, plus accrued interest. At any time on or prior to June 15, 2001 and subject to certain conditions, up to 35% of the aggregate principal amount of the Notes may be redeemed, at the option of the Company, with the proceeds of certain equity offerings of the Company at 109.50% of the principal amount thereof, plus accrued interest. In addition, at any time prior to June 15, 2003, the Company may redeem the Notes, at its option, in whole or in part, at a price equal to the principal amount thereof, together with accrued interest, plus the Applicable Premium (as defined in the Indenture governing the Notes).

      The Notes are guaranteed, on a senior subordinated basis, by each of the Company's U.S. Restricted Subsidiaries (as defined in the Indenture) (the "Guarantors"). The net proceeds received by the Company from the issuance and sale of the Notes, approximately $193,820 million, was used to repay outstanding indebtedness under the Amended Credit Facility previously incurred to, among other things, finance the Acquisitions.

      The Indenture under that which the Notes were issued (the "Indenture") imposes certain limitations on the ability of the Company, its subsidiaries and, in certain circumstances, the Guarantors, to, among other things, incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and engage in mergers and consolidations.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report including, without limitation, "Environmental Matters," are forward-looking statements that involve risks and uncertainties. The Company makes such forward-looking statements under the provisions of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below under "Factors That May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this quarterly report, the words "anticipates," "believes," "expects," "estimates," "intends," "may," "future," "could," "will," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

      RESULTS OF OPERATIONS

      SECOND QUARTER

      Net sales for the second quarter of 1998 increased 16.0% over the same period in 1997. The increase resulted from several factors including the acquisition of Continental on March 20, 1998, which added $16.8 million to printed circuit net sales in the quarter, and an increase in backplane assembly net sales. Backplane assembly net sales increased 104.4 % due to higher product volume and shipments. Printed circuit net sales decreased 0.5% due to lower production volume and shipments, and a 4.4% decrease in average pricing. The shift towards printed circuits with more layers and greater densities partially offset the decrease in the volume of shipments and decrease in price. Net sales from backplane assemblies increased to 15.6% of net sales from 8.8% in the second quarter of 1997.

      The gross profit margin decreased to 17.5% in the second quarter of 1998 from 21.3% in the comparable period in fiscal 1997. The decrease resulted from lower capacity utilization from printed circuit operations, and lower overall gross margins from the Hadco Santa Clara (formerly Zycon) and Hadco Phoenix (formerly Continental) operations.

      Operating expenses, as a percent of net sales, increased to 10.3% in the second quarter of 1998 from 10.0% in the comparable period in fiscal 1997 due to increased goodwill and purchased intangibles amortization expenses from the acquisition of Continental.

      Income from operations for the second quarter of 1998 was reduced by approximately $63 million due to a non-recurring write-off relating to acquired in-process research and development recorded in connection with the Continental Acquisition, and by approximately $5.9 million in restructuring and other non-recurring charges related to the consolidation of the Company's East Coast Tech Center operations. The remaining goodwill and purchased intangibles from the Continental Acquisition will be amortized over 12 to 20 years, with an average amortization period of 16 years, which will reduce income from operation by approximately $1.5 million per fiscal quarter.

      Income from operations, as a percent of net sales, decreased prior to the write-off of acquired in-process research and development and the restructuring and other non-recurring charges to 7.3% in the second quarter of 1998 from 11.3% in the comparable period in fiscal 1997, primarily as a result of the decrease in gross profits.

      Interest income decreased in the second quarter of 1998 as compared to the second quarter of 1997 due to lower average cash balances available for investing. Interest expense decreased slightly in the second quarter of 1998 as compared to the second quarter of 1997, due to lower average outstanding debt balances for the second quarter of 1998 compared to the second quarter of 1997.

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

      The Company believes that excess capacity may exist in the printed circuit and electronic assembly industries. In addition, growth rates in the electronics industry as a whole have fluctuated historically. These factors could have a material adverse effect on future orders and pricing. However, the Company has historically needed to increase its manufacturing capacity to maintain and expand its market position, although the Company's manufacturing capacity needs could change at any time or times in the future. The Company also believes that the potential exists for a shortage of materials in the printed circuit and electronic assembly industries, which could have a material adverse effect on future unit costs. In response to such concerns, the Company engages in the normal industry practices of maintaining primary and secondary vendors and diversifying its customer base. There can be no assurances, however, that such measures will be sufficient to protect the Company against any shortages of materials.

      YEAR TO DATE

      Net sales for the six months ended May 2, 1998 increased 39.6% over net sales for the six months ended April 26, 1997. The increase resulted from several factors including the acquisitions of Zycon and Continental, which added $80.2 million to printed circuit net sales in the six month period, and an increase in both backplane assembly and printed circuit net sales (excluding these Acquisitions). Backplane assembly net sales increased due to higher production volume and shipments. Printed circuit net sales increased due to higher production volume and shipments and a shift towards products with more layers and greater densities. In addition, average pricing for printed circuits decreased 3.4% for the first six months of fiscal 1998 over the same period in fiscal 1997. Net sales from backplane assemblies increased to 14.2% of net sales from 11.7% in the first six months of fiscal 1997.

      The gross profit margin decreased to 18.6% in the six months ended May 2, 1998 from 22.2% in the comparable period in fiscal 1997. The decrease resulted from lower capacity utilization from printed circuit facilities, and lower overall gross margins from the Hadco Santa Clara and Hadco Phoenix operations.

      Operating expenses, as a percent of net sales, decreased to 9.6% in the six months ended May 2, 1998 from 9.9% in the comparable period in fiscal 1997, due to increased net sales and the fixed nature of the Company's operating expenses. The decrease was partially offset by goodwill and purchased intangibles amortization.

      Income from operations for the six months ended May 2, 1998 and April 26, 1997, was reduced by $63 million and $78 million, respectively, over the comparable respective preceding periods, due to non-recurring write-offs of acquired in-process research and development recorded in connection with the Continental and Zycon acquisitions. The remaining goodwill and purchased intangibles will be amortized over 12 to 30 years, with an average amortization period of 17 years, which will reduce income from operations by approximately $3.1 million per fiscal quarter. In addition, income from operations for the six months ended May 2, 1998, was reduced by approximately $5.9 million for restructuring and other non-recurring charges related to the consolidation of the Company's East Coast Tech Center operations.

      Excluding the non-recurring write-off and restructuring charges, income from operations as a percent of net sales, decreased to 8.9% for the six months ended May 2, 1998 from 12.3% in the comparable period in fiscal 1997, primarily as a result of the same factors affecting gross profit margins, and of goodwill and purchased intangibles amortization from the acquisitions.

      Interest income increased in the six months ended May 2, 1998 as compared to the six months ended April 26, 1997, due to higher daily average cash balances available for investing. Interest expense increased in the six months ended May 2, 1998 as compared to the six months ended April 26, 1997, due to an increase in outstanding debt as a result of the acquisitions.

      INCOME TAXES

      In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis, using its effective annual income tax rate. Although the Company has recorded a loss before income taxes in 1998 and 1997, the Company anticipates an effective annual income tax rate for fiscal 1998 of 39.75%, which is slightly less than the combined federal and state statutory rates. The effective rate was increased by amortization of goodwill which is not tax deductible, and was offset by the tax benefit of the Company's foreign sales corporation and various state investment tax credits. The effective tax rate for fiscal 1998 is based on current tax laws.

      LIQUIDITY AND CAPITAL RESOURCES

      At May 2, 1998, the Company had working capital of approximately $98.6 million and a current ratio of 1.80, compared to working capital of approximately $53.7 million and a current ratio of 1.48 at October 25, 1997. Cash, cash equivalents and short-term investments at May 2, 1998 were approximately $5.0 million, a decrease of $8.7 million from approximately $13.7 million at October 25, 1997.

      In December 1997, the Company negotiated a $400 million unsecured senior revolving credit loan facility with a group of banks, which amended and restated an existing credit facility (the "Amended Credit Facility"). Interest on loans outstanding under the Amended Credit Facility is, at the Company's option, payable at either (1) the Eurodollar Rate plus the Applicable Eurodollar Rate Margin (both as defined in the Amended Credit Facility), or (2) the Base Rate as defined in the Amended Credit Facility. At May 2, 1998, $345 million was outstanding under the Amended Credit Facility. The Amended Credit Facility matures in January 2002. See Notes 5 and 10 of Notes to Consolidated Condensed Financial Statements above.

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

      DEBT OFFERING

      On May 18, 1998, the Company sold $200.0 million aggregate principal amount of its 9-1/2% Senior Subordinated Notes due 2008 (the "Notes") to certain purchasers. The purchasers subsequently resold the Notes to "qualified institutional buyers" in reliance upon Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and offshore purchasers pursuant to Rule 904 of Regulation S under the Securities Act. The Notes were so resold at a price equal to 99.66% of their principal amount. The Notes are guaranteed, on a senior subordinated basis, by each of the Company's U.S. Restricted Subsidiaries (as defined in the Indenture) (the "Guarantors"). The net proceeds received by the Company from the issuance and sale of the Notes, approximately $193,820 million, was used to repay outstanding indebtedness under the Amended Credit Facility previously incurred to, among other things, finance the Acquisitions. The Indenture under that which the Notes were issued (the "Indenture") imposes certain limitations on the ability of the Company, its subsidiaries and, in certain circumstances, the Guarantors, to, among other things, incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and engage in mergers and consolidations. See Note 10 of Notes to Consolidated Condensed Financial Statements above.

      YEAR 2000 COMPLIANCE

      The Company is reviewing the areas within its business and operations which could be adversely affected by Year 2000 issues and evaluating the costs associated with modifying and testing its systems for the Year 2000. Although the company is not yet able to estimate its incremental cost for Year 2000 issues, based on its preliminary review to date, the Company does not believe Year 2000 issues will have a material adverse effect on the Company's business, financial condition or results of operations. The Company is also working with suppliers to ensure their systems are Year 2000 compliant as well. All costs associated with supplier compliance will be borne by the suppliers.

      FACTORS THAT MAY AFFECT FUTURE RESULTS

      The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

      DEPENDENCE ON ELECTRONICS INDUSTRY

      The Company's principal customers are electronics Original Equipment Manufacturers (OEMs) and contract manufacturers in the computing (mainly workstations, servers, mainframes, storage and notebooks), data communications/ telecommunications and industrial automation industries, including process controls, automotive, medical and instrumentation. These industry segments, and the electronics industry as a whole, are characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. Discontinuance or modifications of products containing components manufactured by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the electronics industry is subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A recession or any other event leading to excess capacity or a downturn in the electronics industry would likely result in intensified price competition, reduced gross margins and a decrease in unit volume, all of which would have a material adverse effect on the Company's business, financial condition and results of operations.

      FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

      The Company's quarterly operating results have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. At times in the past, the Company's net sales and net income have decreased from the prior quarter. Operating results are affected by a number of factors, including the timing and volume of orders from and shipments to customers relative to the Company's manufacturing capacity, product and price competition, product mix, number of working days in a particular quarter, manufacturing process yields, the timing of expenditures in anticipation of future sales, raw material and component availability, the length of sales cycles, trends in the electronics industry and general economic factors. In recent years, the Company's gross margins have varied primarily as a result of capacity utilization, product mix, lead times, volume levels and complexity of customer orders. There can be no assurance that the Company will be able to manage the utilization of manufacturing capacity or product mix in a manner that will maintain or improve gross margins. The timing and volume of orders placed by the Company's customers vary due to customer attempts to manage inventory, changes in customers' manufacturing strategies and variation in demand for customer products. The Company's expense levels are relatively fixed and are based, in part, on expectations of future revenues. Consequently, if revenue levels are below expectations, this occurrence is likely to materially adversely affect the Company's business, financial condition and results of operations.

      VARIABILITY OF ORDERS

      The level and timing of orders placed by the Company's customers vary due to a number of factors, including customer attempts to manage inventory, changes in the customers' manufacturing strategies and variation in demand for customer products due to, among other things, technological changes, new product introductions, product life-cycles, competitive conditions or general economic conditions. Since the Company generally does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based on discussions with its customers. A substantial portion of sales in a given quarter may depend on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. The Company relies on its estimate of anticipated future volumes when making commitments regarding the level of business that it will seek and accept, the mix of products that it intends to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. A significant portion of the Company's released backlog at any time may be subject to cancellation or postponement without penalty. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect the Company's business, financial condition and results of operations.

      ACQUISITIONS

      On March 20, 1998, the Company acquired (the "Continental Acquisition") all of the outstanding capital stock of Continental Circuits Corp. ("Continental"), for approximately $188 million (including acquisition costs). On January 10, 1997, the Company acquired (the "Zycon Acquisition", and together with the Continental Acquisition, the "Acquisitions") all of the outstanding capital stock of Zycon Corporation ("Zycon"), for approximately $212 million (including acquisition costs). The Company has limited experience in integrating acquired companies or technologies into its operations. Therefore, there can be no assurance that the Company will operate the acquired businesses profitably in the future. The gross profit margins for Continental and Zycon for their respective fiscal years ended July 31, 1997 and December 31, 1996 were 18.2% and 15.7%, respectively. The gross profit margins for Hadco (not including Continental or Zycon) for its fiscal years ended October 26, 1996 and October 25, 1997 were 25.8% and 21.8%, respectively. As a result of the Acquisitions, the Company expects its gross profit margin will be lower in future fiscal quarters than has historically been the case. Operating expenses associated with the acquired businesses may have a material adverse effect on the Company's business, financial condition and results of operations in the future. In addition, shortly after the Continental Acquisition, one senior member of Continental's management left the Company. There can be no assurance that the Company will be able to retain key personnel at Continental.

      The Company may from time to time pursue the acquisition of other companies, assets, products or technologies. The Company may incur additional indebtedness and additional charges against earnings in connection with future acquisitions, and such incurrences could have a material adverse effect on the Company's business, financial condition and results of operations. See "Leverage" below. The Acquisitions involve a number of operating risks that could materially adversely affect the Company's operating results, including the diversion of management's attention to assimilate the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets, and the potential loss of key employees of the acquired companies. Furthermore, acquisitions may involve businesses in which the Company lacks experience. There can be no assurance that the Company will be able to manage one or more acquisitions successfully, or that the Company will be able to integrate the operations, products or personnel gained through any such acquisitions without a material adverse effect on the Company's business, financial condition and results of operations.

      MANAGEMENT OF GROWTH

      In fiscal 1997 and 1998, the Company has significantly expanded its operations, including geographically, which has placed, and will continue to place, significant demands on the Company's management, operational, technical and financial resources. The Acquisitions have intensified these demands. The Company expects that expansion will require additional management personnel and the development of further expertise by existing management personnel. The Company's ability to manage growth effectively, particularly given the increasing scope of its operations, will require it to continue to implement and improve its operational, financial and management information systems as well as to further develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage future growth could have a materiel adverse effect on the Company's business, financial condition and results of operations. Competition for personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future, especially engineering personnel. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

      COMPETITION

      The electronic interconnect industry is highly fragmented and characterized by intense competition. The Company believes its major competitors are the large U.S. and international independent and captive producers that also manufacture multilayer printed circuits and provide backplane and other electronic assemblies. Some of these competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than the Company.

      During periods of recession or economic slowdown in the electronics industry and other periods when excess capacity exists, electronics OEMs become more price sensitive, which could have a material adverse effect on interconnect pricing. In addition, the Company believes that price competition from printed circuit manufacturers in Asia and other locations with lower production costs may play an increasing role in the printed circuit markets in which the Company competes. This price competition from Asian printed circuit manufacturers may intensify as a result of economic turmoil, currency devaluations or financial market instability that many Asian countries are currently experiencing. Moreover, the Company's basic interconnect technology is generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.

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

      MALAYSIA FACILITY AND ASIAN ECONOMIC TURMOIL

      Hadco Santa Clara (formerly Zycon) completed construction of a volume manufacturing facility for printed circuits in Malaysia in fiscal 1997. Hadco's management has no experience in operating foreign manufacturing facilities, and there can be no assurance that the Company will operate the new facility on a profitable basis. The Company believes that the Malaysian facility could incur operating losses in the future as a result of various factors, including, without limitation, operating inefficiencies and price competition for the products which the Company intends to produce at the facility. International operations are also subject to a number of risks, including unforeseen changes in regulatory requirements, exchange rates, tariffs and other trade barriers, misappropriation of intellectual property, currency fluctuations, and political and economic instability. Malaysia and other Asian countries have recently experienced economic turmoil and a significant devaluation of their local currencies. There can be no assurance that this period of Asian economic turmoil will not result in increased price competition, reduced sales by the Company's customers in Asia with a concomitant reduction in such customers' orders for the Company's products, restrictions on the transfer of funds overseas, employee turnover, labor unrest, the reversal of current policies encouraging foreign investment and trade, or other domestic Asian economic problems that could materially adversely affect the Company's business, financial condition or results of operations.

      TECHNOLOGICAL CHANGE, PROCESS DEVELOPMENT AND PROCESS DISRUPTION

      The market for the Company's products and services is characterized by rapidly changing technology and continuing process development. The future success of the Company's business will depend in large part upon its ability to maintain and enhance its technological capabilities, develop and market products and services that meet changing customer needs and successfully anticipate or respond to technological changes, on a cost-effective and timely basis. In addition, the electronic interconnect industry in the future could encounter competition from new technologies that render existing electronic interconnect technology less competitive or obsolete, including technologies that may reduce the number of printed circuits required in electronic components. There can be no assurance that the Company will effectively respond to the technological requirements of the changing market. To the extent the Company determines that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment are likely to continue to require significant capital investment by the Company. There can be no assurance that capital will be available for this purpose in the future or that investments in new technologies will result in commercially viable technological processes or that there will be commercial applications for these technologies. Moreover, the Company's business involves highly complex manufacturing processes that have in the past and could in the future be subject to periodic failure or disruption. Process disruptions can result in delays in certain product shipments, and there can be no assurance that failures or disruptions will not occur in the future. In addition, the Company has a large manufacturing facility in Santa Clara, California, an area of the United States that is subject to significant natural disasters, including earthquakes, fires and flooding. The loss of revenue and earnings to the Company from such a technological change, process development or process disruption, as well as any disruption of the Company's operations resulting from a natural disaster such as an earthquake, fire, flood or drought in California or other locations where the Company has facilities, could have a material adverse effect on the Company's business, financial condition and results of operations.

      CUSTOMER CONCENTRATION

      During the past several years, the Company's sales to a small number of its customers have accounted for a significant percentage of the Company's annual net sales. During fiscal 1995, 1996 and 1997, the Company's ten largest customers accounted for approximately 46%, 48% and 47% of net sales, respectively. In fiscal 1997, Solectron accounted for approximately 15% of the net sales of the Company. The Company generally does not obtain long-term purchase orders or commitments from its customers, and the orders received by the Company generally require delivery within 90 days. Given the Company's strategy of developing long-term purchasing relationships with high growth companies, the Company's dependence on a number of its most significant customers may increase. There can be no assurance that the Company will be able to identify, attract and retain customers with high growth rates or that the customers that it does attract and retain will continue to grow. Although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, the Company expects to continue to depend upon its principal customers for a significant portion of its net sales. The loss of or decrease in orders from one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

      MANUFACTURING CAPACITY

      The Company believes its long-term competitive position depends in part on its ability to increase manufacturing capacity. The Company may obtain such additional capacity through acquisitions or expansion of its current facilities. Either approach would require substantial additional capital, and there can be no assurance that such capital will be available from cash generated by current operations. Further, there can be no assurance that the Company will be able to acquire sufficient capacity or successfully integrate and manage such additional facilities. Although the Company has historically needed to increase its manufacturing capacity, the Company believes that excess capacity may exist in the printed circuit and electronic assembly industries. In addition, growth rates in the electronics industry as a whole have fluctuated historically. These factors could have a material adverse effect on future orders and pricing. The Company's expansion of its manufacturing capacity has significantly increased and will continue to significantly increase its fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner. The failure to obtain sufficient capacity when needed or to successfully integrate and manage additional manufacturing facilities could adversely impact the Company's relationships with its customers and materially adversely affect the Company's business, financial condition and results of operations.

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

      AVAILABILITY OF RAW MATERIALS AND COMPONENTS

      Although the Company has not entered into any supply agreements and does not have any guaranteed sources of raw materials or components, it routinely purchases raw materials and components from several key material suppliers. Although alternative material suppliers are currently available, a significant unplanned event at a major supplier could have a material adverse effect on the Company's operations. Hadco Santa Clara has experienced shortages of certain types of raw materials in the past. The Company believes that the potential exists for shortages of materials in the printed circuit and electronic assembly industries, which could have a material adverse effect on the Company's manufacturing operations and future unit costs. Product changes and the overall demand for electronic interconnect products could increase the industry's use of new laminate materials, standard laminate materials, multilayer blanks, electronic components and other materials, and therefore such materials may not be readily available to the Company in the future. Electronic components used by the Company in producing backplane assemblies are purchased by the Company and, in certain circumstances, the Company may bear the risk of component price fluctuations. There can be no assurance that shortages of certain types of electronic components will not occur in the future. Component shortages or price fluctuations could have a material adverse effect on the Company's backplane assembly business, thereby materially adversely affecting the Company's business, financial condition and results of operations. To the extent that the Company's backplane assembly business expands as a percentage of the Company's net sales, component shortages and price fluctuations could, to a greater extent, materially adversely affect the Company's business, financial condition and results of operations.

      DEPENDENCE ON KEY PERSONNEL

      The Company's future success depends to a large extent upon the continued services of key managerial and technical employees. The only executive officers of the Company bound by employment or non-compete agreements are the President and Chief Executive Officer and a Senior Vice President (formerly President and Chief Executive Officer of Continental). Hadco's President and Chief Executive Officer's non-compete agreement expires one year after the termination of his employment with the Company. Most other key employees of the Company do not have employment or non-compete agreements. The loss of the services of any of the Company's key employees could have a material adverse effect on the Company. The Company believes that its future success depends on its continuing ability to attract and retain highly qualified technical, managerial and marketing personnel. Competition for such personnel is intense, especially for engineering personnel, and there can be no assurance that the Company will be able to attract, assimilate or retain such personnel. If the Company is unable to hire and retain key personnel, the Company's business, financial condition and results of operations may be materially adversely affected.

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

      LEVERAGE

      The Acquisitions and related debt financings have significantly increased the Company's debt service obligations. Although the Company's cash flow from operations has been sufficient to meet its debt service obligations in the past, there can be no assurance that the Company's operating results will continue to be sufficient for the Company to meet such obligations in the future.

      FORWARD-LOOKING STATEMENTS

      A number of the matters and subject areas discussed in this Form 10-Q that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operations and results of the Company's business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Factors That May Affect Future Results" section, including, but not limited to other risks and uncertainties described from time to time in the Company's reports filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      See Note 9 of Notes to Consolidated Condensed Financial Statements above for a description of certain litigation in which the Company is currently involved.

Item 2. Changes in Securities

      (a) An amendment to the Company's Restated Articles of Organization to increase the number of authorized shares of Common Stock from 25,000,000 shares to 50,000,000 shares was approved at the Annual Meeting of Stockholders on March 4, 1998. Articles of Amendment were filed with the Commonwealth of Massachusetts on March 4, 1998.

      (b) On May 18, 1998, the Company sold $200.0 million aggregate principal amount of its 9-1/2% Senior Subordinated Notes due 2008 (the "Notes") to certain purchasers. The purchasers subsequently resold the Notes to "qualified institutional buyers" in reliance upon Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and offshore purchasers pursuant to Rule 904 of Regulation S under the Securities Act. The Notes were so resold at a price equal to 99.66% of their principal amount. The Indenture under the which the Notes were issued imposes certain limitations on the ability of the Company, its subsidiaries and, in certain circumstances, the Guarantors, to, among other things, incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and engage in mergers and consolidations.

      (c)(i) Under the Company's Outside Directors' Compensation Plan of 1998 (the "Outside Directors' Plan"), non-employee directors ("Non-Employee Directors") of the Company receive payment of an annual fee in the form of restricted Common Stock of the Company. Non-Employee Directors may elect to defer receipt of any such payment. On March 4, 1998, the Non-Employee Directors received an aggregate of 1,290 shares of Common Stock pursuant to the Outside Directors' Plan. Of such shares, receipt of 215 shares was deferred in accordance with the Outside Directors' Plan. The aggregate value of all such shares issued on March 4, 1998 to Non-Employee Directors was $59,985 (based on a fair market value on that date of $46.50 per share).

      (ii) On March 20, 1998, and as a condition to his employment as a Senior Vice President of the Company, Frederick G. McNamee, III, agreed to purchase 40,000 shares of Common Stock of the Company pursuant to a Stock Purchase Agreement dated as of March 20, 1998. The purchase price of $37.00 per share was based on the fair market value of such shares on March 20, 1998, the date of purchase.

      (iii) Each of the shares of Common Stock of the Company referenced in this
            Item 2, Subsection (c) was issued by the Company in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for an offering to a small number of knowledgeable investors.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The annual meeting of stockholders of Hadco Corporation was held on March 4, 1998.

      (b)   No information provided due to inapplicability of item.

      (c) A vote was proposed to (1) fix the number of directors at eight (8) and to elect a Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified;
            (2) approve Hadco Corporation Employee Stock Purchase Plan of November 17, 1997; (3) approve the amendment of the Corporation's Restated Articles of Organization to increase the authorized shares of Common Stock from 25,000,000 to 50,000,000; (4) ratify the selection of Arthur Andersen LLP as auditors for the fiscal year ending October 31, 1998.

      The voting results are as follows:

                                    Votes            Votes              Votes            Votes            Broker
                                     For            Against            Withheld        Abstained        Non-Votes

(1)Horace H. Irvine II            11,807,602           N/A              39,923             N/A             N/A
   Andrew E. Lietz                11,807,907           N/A              39,618             N/A             N/A
   Patrick Sweeney                11,807,907           N/A              39,168             N/A             N/A
   Oliver O. Ward                 11,806,602           N/A              41,463             N/A             N/A
   Lawrence Coolidge              11,806,862           N/A              40,663             N/A             N/A
   John F. Smith                  11,804,703           N/A              42,822             N/A             N/A
   John E. Pomeroy                11,808,162           N/A              39,363             N/A             N/A
   James C. Taylor                11,807,162           N/A              40,363             N/A             N/A

(2)Hadco Corporation              11,399,844         419,016              N/A            28,665            N/A
     Employee Stock
     Purchase Plan of
     November 17, 1997

(3)Amendment to
     Restated Articles of         10,377,873        1,454,606             N/A            15,046            N/A
     Organization

(4)Arthur Andersen LLP            11,809,925          26,761              N/A            10,839            N/A
     Ratification

(d)   No information provided due to inapplicability of item.

      Item 6. Exhibits and Reports on Form 8-K

           (a)  Exhibits

                 *10.1 Non-Qualified Stock Option Plan dated November 29, 1995, as amended and restated April 7, 1998.

                 *10.2 Form of Option Agreement to Non-Qualified Stock Option Plan dated November 29, 1995, as amended and restated April 7, 1998.

                 *10.3 Stock Purchase Agreement dated as of March 20, 1998 between Registrant and Frederick G. McNamee, III.

                 *10.4 Employment Agreement dated as of February 17, 1998 between Registrant and Frederick G. McNamee, III.

                 10.5 Second Amendment and Modification Agreement among Registrant and a group of Banks dated as of May 11, 1998.

                 27.1   Financial Data Schedule for the Period Ended May 2, 1998

(*) Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit.

      (b)   Reports on Form 8-K

      A Current Report on Form 8-K dated February 17, 1998, filed by the Company on February 18, 1998, reported on (i) an announcement by the Company that it had agreed to acquire Continental Circuits Corp. for $23.90 per share and (ii) an announcement by the Company of its financial results for the first quarter ended January 31, 1998.

      A Current Report on Form 8-K dated February 20, 1998, filed by the Company on February 20, 1998, reported on an announcement by the Company that it had commenced a tender offer for all outstanding shares of Continental Circuits Corp.

      A Current Report on Form 8-K dated May 1, 1998, filed by the Company on May 1, 1998, reported on an announcement by the Company that on (i) March 27, 1998 it had received a notice from legal counsel to the Lemelson Medical, Education & Research Foundation Limited Partnership alleging that the Company is infringing certain patents held by said Foundation and offering to license said patents to the Company and (ii) January 12, 1998, Hadco Santa Clara, Inc. received a notice of a lawsuit against it relating to alleged injuries suffered as a result of alleged emissions of effluent from allegedly toxic and hazardous substances.

      A Current Report on Form 8-K dated March 20, 1998, filed by the Company on March 26, 1998, and amended by a Current Report on Form 8-K/A, filed by the Company on May 1, 1998, reported on an announcement by the Company that on March 20, 1998 it had, through an acquisition subsidiary, consummated the acquisition of all of the outstanding common stock of Continental Circuits Corp.

      The above Current Report on Form 8-K/A included the following financial statements of an acquired business, Continental Circuits Corp.:

         (i) Financial Statements of Business Acquired

             Report of Independent Auditors (Ernst & Young LLP)
             Consolidated Balance Sheets at July 31, 1996 and 1997 and
               January 31, 1998 (unaudited)
             Consolidated Statements of Income for the Years Ended July 31,
               1995, 1996 and 1997 and for the Six Months Ended February 2,
               1997 (unaudited) and January 31, 1998 (unaudited)
             Consolidated Statements of Cash Flow for the Years Ended
               July 31, 1995, 1996 and 1997 and for the Six Months Ended February 2, 1997 (unaudited) and January 31, 1998 (unaudited)
             Consolidated Statements of Shareholders' Equity for the Years Ended
               July 31, 1995, 1996 and 1997 and for the Six Months Ended
               January 31, 1998 (unaudited)
             Notes to Consolidated Financial Statements

        (ii) Pro Forma Condensed Consolidated Financial Statements (unaudited)

             Pro Forma Condensed Consolidated Balance Sheet as of
               January 31, 1998
             Pro Forma Condensed Consolidated Statement of Operations for the
               Year Ended October 25, 1997
             Pro Forma Consolidated Statement of Operations for the Three Months
               Ended January 31, 1998
             Note to Pro Forma Condensed Consolidated Financial Statements

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Hadco Corporation

     Date:  June 11, 1998           By: /s/
                                       -----------------------------------
                                       Timothy P. Losik
                                       Senior Vice President and Chief
                                       Financial Officer (principal financial
                                       officer and principal accounting officer)

                                 Exhibit Index

      Exhibits

       *10.1 Non-Qualified Stock Option Plan dated November 29, 1995, as amended and restated April 7, 1998.

       *10.2 Form of Option Agreement to Non-Qualified Stock Option Plan dated November 29, 1995, as amended and restated April 7, 1998.

       *10.3 Stock Purchase Agreement dated as of March 20, 1998 between Registrant and Frederick G. McNamee, III.

       *10.4 Employment Agreement dated as of February 17, 1998 between Registrant and Frederick G. McNamee, III.

        10.5 Second Amendment and Modification Agreement among Registrant and a group of Banks dated as of May 11, 1998.

        27.1      Financial Data Schedule for the Period Ended May 2, 1998