Form 10-Q/A
period 1998-05-02
HADCO CORP
filed 1998-06-23
CIK 729533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                               Amendment No. 1 to

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

Registrant had 13,242,127 shares of Common Stock, $0.05 Par Value, outstanding at June 8, 1998.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A of Hadco Corporation (Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended May 2, 1998) amends and restates Item 1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 2, 1998 (File No. 0-12102), by adding Note 11 to the Notes to Consolidated Condensed Financial Statements.




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

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (unaudited)


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

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (unaudited)


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

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (unaudited)


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

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (unaudited)

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

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (unaudited)


11. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (UNAUDITED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                  (UNAUDITED)

                                                                        AS OF MAY 2, 1998
                                             -----------------------------------------------------------------------
                                              GUARANTOR     NON-GUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                             SUBSIDIARIES   SUBSIDIARIES    CORPORATION     ENTRIES        TOTAL
                                             ------------   -------------   -----------   -----------   ------------
                                                                         (IN THOUSANDS)
                                                       ASSETS
Current Assets:
  Cash and cash equivalents................    $    927        $ 1,534       $  2,536      $      --      $  4,997
  Accounts receivable, net.................      18,776            441         95,135             --       114,352
  Inventories..............................      28,696          6,815         40,095           (511)       75,095
  Deferred tax asset.......................       8,623             --         11,483             --        20,106
  Prepaid expenses and other current
     assets................................       2,015          4,173          1,870             --         8,058
                                               --------        -------       --------      ---------      --------
          Total current assets.............      59,037         12,963        151,119           (511)      222,608
Property, Plant and Equipment, net.........     139,696         43,481        135,158             --       318,335
Intercompany Receivable....................       5,218             87         54,694        (59,999)           --
Investments in subsidiaries................      24,106             --        274,044       (298,150)           --
Acquired Intangible Assets, net............     195,026             --             --             --       195,026
Other Assets...............................       2,036            330          1,106             --         3,472
                                               --------        -------       --------      ---------      --------
                                               $425,119        $56,861       $616,121      $(358,660)     $739,441
                                               ========        =======       ========      =========      ========

                                      LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt........    $  3,899        $   107       $    831      $      --      $  4,837
  Accounts payable.........................      30,237          6,313         37,619             --        74,169
  Intercompany payable.....................      35,219         26,699             --        (61,918)           --
  Accrued payroll and other employee
     benefits..............................       3,755            167         25,324             --        29,246
  Accrued taxes............................      12,388            368        (12,262)            --           494
  Other accrued expenses...................       3,080             80         12,069             --        15,229
                                               --------        -------       --------      ---------      --------
          Total current liabilities........      88,578         33,734         63,581        (61,918)      123,975
Long-term Debt, net of current portion.....      12,326            327        346,384             --       359,037
Deferred Tax Liability.....................      50,785             --            883             --        51,668
Other Long-term Liabilities................          --             --          9,192             --         9,192
Stockholders' Investment:
  Common stock, $0.05 par value;
     Authorized -- 50,000 shares
     Issued and outstanding -- 13,212 in
       1998................................          11         29,654            662        (29,665)          662
  Paid-in Capital..........................     400,616             --        171,466       (400,616)      171,466
  Deferred Compensation....................          --             --            (75)            --           (75)
  Retained Earnings........................    (127,197)        (6,854)        24,028        133,539        23,516
                                               --------        -------       --------      ---------      --------
          Total stockholders' investment...     273,430         22,800        196,081       (296,742)      195,569
                                               --------        -------       --------      ---------      --------
                                               $425,119        $56,861       $616,121      $(358,660)     $739,441
                                               ========        =======       ========      =========      ========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (unaudited)


                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                     FOR THE SIX MONTHS ENDING MAY 2, 1998
                                                    -----------------------------------------------------------------------
                                                     GUARANTOR     NON-GUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                                    SUBSIDIARIES   SUBSIDIARIES    CORPORATION     ENTRIES        TOTAL
                                                    ------------   -------------   -----------   -----------   ------------
                                                                                (IN THOUSANDS)
Net Sales.........................................    $152,103        $17,278       $240,078       $(1,596)      $407,863
Cost of Sales.....................................     129,926         16,112        187,112        (1,085)       332,065
                                                      --------        -------       --------       -------       --------
  Gross Profit....................................      22,177          1,166         52,966          (511)        75,798
Operating Expenses................................       7,444          1,836         30,030            --         39,310
Restructuring and Other Non-Recurring Charges.....          --             --          5,947            --          5,947
Write-off of Acquired In-Process Research and
  Development.....................................      63,050             --             --            --         63,050
                                                      --------        -------       --------       -------       --------
  Income (Loss) From Operations...................     (48,317)          (670)        16,989          (511)       (32,509)
Interest and Other Income.........................         822            612            (57)           --          1,377
Interest Expense..................................        (390)          (390)        (5,514)           --         (6,294)
                                                      --------        -------       --------       -------       --------
  Income (Loss) Before Provision for Income
    Taxes.........................................     (47,885)          (448)        11,418          (511)       (37,426)
Provision for Income Taxes........................       7,524             98          2,564            --         10,186
Equity in income (loss) of subsidiary.............      (1,249)            --        (55,955)       57,204             --
                                                      --------        -------       --------       -------       --------
  Net Income (Loss)...............................    $(56,658)       $  (546)      $(47,101)      $56,693       $(47,612)
                                                      ========        =======       ========       =======       ========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                     FOR THE SIX MONTHS ENDING MAY 2, 1998
                                                    -----------------------------------------------------------------------
                                                     GUARANTOR     NON-GUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                                    SUBSIDIARIES   SUBSIDIARIES    CORPORATION     ENTRIES        TOTAL
                                                    ------------   -------------   -----------   -----------   ------------
                                                                                (IN THOUSANDS)
Net cash provided by (used in) operating
  activities......................................    $    206        $(2,017)      $ 14,917       $  (511)      $ 12,595
                                                      --------        -------       --------       -------       --------
Cash Flows from Investing Activities:
  Purchases of short-term investments.............          --             --         (2,020)           --         (2,020)
  Maturities of short-term investments............          --             --          3,582            --          3,582
  Foreign Sales Corp. dividend....................          --           (703)           703            --             --
  Purchases of property, plant and equipment......     (11,735)       (11,491)       (24,960)           --        (48,186)
  Investments in subsidiaries.....................       5,691             --         (6,202)          511             --
  Acquisition of Continental Circuits in 1998, net
    of cash acquired..............................          --             --       (190,032)           --       (190,032)
                                                      --------        -------       --------       -------       --------
    Net cash used in investing activities.........      (6,044)       (12,194)      (218,929)          511       (236,656)
                                                      --------        -------       --------       -------       --------
Cash Flows from Financing Activities:
  Principal payments of long-term debt............     (42,433)           (22)          (763)           --        (43,218)
  Proceeds from issuance of long-term debt........      10,730             --        246,148            --        256,878
  Proceeds from exercise of stock options.........          --             --            476            --            476
  Increase (Decrease) of intercompany payable.....      40,071         13,518        (53,589)           --             --
  Sale of common stock, net of issuance costs.....          --             --          1,480            --          1,480
  Tax benefit from exercise of stock options......          --             --          1,271            --          1,271
    Net cash provided by financing activities.....       8,368         13,496        195,023            --        216,887
                                                      --------        -------       --------       -------       --------
Net Increase (Decrease) in Cash and Cash
  Equivalents.....................................       2,530           (715)        (8,989)        3,085         (7,174)
Cash and Cash Equivalents, Beginning of Period....      (1,603)         2,249         11,525            --         12,171
                                                      --------        -------       --------       -------       --------
Cash and Cash Equivalents, End of Period..........    $    927        $ 1,534       $  2,536       $ 3,085       $  4,997
                                                      ========        =======       ========       =======       ========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (unaudited)


Basis of presentation. In connection with the acquisition of Continental Circuits Corp., which was financed with approximately $184 million of borrowings from the Credit Facility, the Company on May 18, 1998 sold $200,000,000 aggregate principal amount of 9 1/2% Senior Subordinated Notes due in 2008 (the Notes). The Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by certain of the Company's direct wholly-owned domestic subsidiaries (the Guarantors). The Guarantors are Hadco Santa Clara, Inc., Hadco Phoenix, Inc., CCIR of Texas Corp., and CCIR of California Corp. The condensed consolidating financial statements of the Guarantors are presented above and should be read in connection with the Consolidated Financial Statements of the Company. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the Notes on a joint and several basis and (ii) the Company's management has determined such separate financial statements are not material to investors and believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Guarantors.

There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

Condensed consolidating financial information has not been presented for 1996 and 1995 because the Guarantors were not subsidiaries of the Company in its 1996 and 1995 fiscal years.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Hadco Corporation

     Date:  June 23, 1998           By: /s/ Timothy P. Losik
                                       -----------------------------------
                                       Timothy P. Losik
                                       Senior Vice President and Chief
                                       Financial Officer (principal financial
                                       officer and principal accounting officer)