Form 10-Q
period 1998-08-01
HADCO CORP
filed 1998-09-15
CIK 729533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended AUGUST 1, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 0-12102

                                HADCO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MASSACHUSETTS                                                         04-2393279
---------------------------------                            -------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

12A MANOR PARKWAY, SALEM, NEW HAMPSHIRE                                    03079
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (603) 898-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X    No
                                          -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant has 13,360,485 shares of Common Stock, $0.05 Par Value, outstanding at September 14, 1998.

                       HADCO CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

   Item 1. Financial Statements

           Consolidated Condensed Balance Sheets as of
           August 1, 1998 (unaudited) and October 25, 1997,
           respectively ...................................................   3

           Consolidated Condensed Statements of Operations
           for the Three Months ended August 1, 1998 and
           July 26, 1997 and nine months ended August 1, 1998
           and July 26, 1997 (unaudited), respectively ....................   4

           Consolidated Condensed Statements of Cash Flows
           for the nine months ended August 1, 1998
           and July 26, 1997 (unaudited), respectively ....................   5

           Notes to Consolidated Condensed Financial
           Statements .....................................................   6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................  23


PART II - OTHER INFORMATION

   Item 1. Legal Proceedings ..............................................  35

   Item 2. Changes in Securities ..........................................  35

   Item 6. Exhibits and Reports on Form 8-K ...............................  35


SIGNATURE .................................................................  37

PART I - FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                       HADCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

ASSETS                                                             August 1,
------                                                                1998        October 25,
                                                                  (unaudited)        1997
                                                                  -----------     -----------

Current Assets:
    Cash and cash equivalents ..................................   $  4,933         $ 12,171
    Short-term investments .....................................         --            1,562
    Accounts receivable, net of allowance for
     doubtful accounts of $2,404 in 1998 and
     $1,700 in 1997, respectively ..............................    104,357           92,222
    Inventories ................................................     65,862           46,000
    Deferred tax asset .........................................     15,456           10,483
    Prepaid and other current expenses .........................     16,068            4,245
                                                                   --------         --------
         Total Current Assets ..................................    206,676          166,683
    Property, Plant and Equipment, net .........................    323,084          231,490
    Acquired Intangible Assets, net ............................    194,442          101,131
    Other Assets ...............................................      9,600            3,213
                                                                   --------         --------
                                                                   $733,802         $502,517
                                                                   ========         ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

Current Liabilities:
    Short-term debt and current portion of long-term debt ......   $  4,484         $  5,064
    Accounts payable ...........................................     65,173           68,594
    Accrued payroll and other employee benefits ................     25,947           28,279
    Accrued taxes ..............................................      1,619            1,775
    Other accrued expenses .....................................     18,240            9,278
                                                                   --------         --------
         Total Current Liabilities .............................    115,463          112,990
                                                                   --------         --------
Long Term Debt, net of current portion .........................    366,898          109,716
                                                                   --------         --------
Deferred Tax Liability .........................................     51,668           30,685
                                                                   --------         --------
Other Long-Term Liabilities ....................................      9,192            9,214
                                                                   --------         --------
Commitments and Contingencies (Note 7)
Stockholders' investment:
    Common stock, $.05 par value -
    Authorized 50,000 shares in 1998 and 25,000
    in 1997. Issued and outstanding 13,321 in
    1998 and 13,086 in 1997 ....................................        667              655
Paid-in capital ................................................    173,337          168,246
Deferred compensation ..........................................        (59)            (117)
Retained earnings ..............................................     16,636           71,128
                                                                   --------         --------
         Total Stockholders' Investment ........................    190,581          239,912
                                                                   --------         --------
                                                                   $733,802         $502,517
                                                                   ========         ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited )
                 (In thousands, except per share and share data)

                                                               Three Months Ended                     Nine  Months Ended
                                                        -------------------------------         -------------------------------

                                                         August 1,            July 26,           August 1,            July 26,
                                                           1998                 1997               1998                 1997
                                                        -----------         -----------         -----------         -----------

Net Sales ......................................        $   201,392         $   183,274         $   609,255         $   475,472

Cost of Sales ..................................            182,812             144,020             514,877             371,378
                                                        -----------         -----------         -----------         -----------

     Gross Profit ..............................             18,580              39,254              94,378             104,094

Operating Expenses .............................             21,324              17,902              60,635              47,143

Restructuring and other non-recurring
     charges (Note 6) ..........................              1,105                  --               7,052                  --

Write-off of acquired in-process
     research and development...................                 --                  --              63,050              78,000
                                                        -----------         -----------         -----------         -----------

Income (Loss) From Operations ..................             (3,849)             21,352             (36,359)            (21,049)

Interest and Other Income, net .................                464                 761               1,841               1,989

Interest Expense ...............................             (8,035)             (3,428)            (14,329)             (8,679)
                                                        -----------         -----------         -----------         -----------

Income (Loss) Before
Provision for Income taxes .....................            (11,420)             18,685             (48,847)            (27,739)

Provision (Benefit) for Income  Taxes ..........             (4,540)              7,316               5,646              20,104
                                                        -----------         -----------         -----------         -----------

Net Income (Loss) ..............................        $    (6,880)        $    11,369         $   (54,493)        $   (47,843)
                                                        ===========         ===========         ===========         ===========

Income (loss) per common and common
equivalent Shares (Note 1)
     Basic Net Income (Loss) Per Share .........        $      (.52)        $       .96         $     (4.14)        $     (4.36)
                                                        ===========         ===========         ===========         ===========
     Diluted Net Income (Loss) Per Share .......        $      (.52)        $       .93         $     (4.14)        $     (4.36)
                                                        ===========         ===========         ===========         ===========

Weighted average common and
common equivalent Shares
outstanding (Note 1)
     Basic .....................................         13,254,923          11,781,681          13,172,017          10,969,745
                                                        ===========         ===========         ===========         ===========
     Diluted ...................................         13,254,923          12,254,439          13,172,017          10,969,745
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

                       HADCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)

                                                                        Nine Months Ended
                                                                   --------------------------
                                                                   August 1,         July 26,
                                                                     1998              1997
                                                                   ---------        ---------

Total Cash Provided by Operating Activities ...................    $  33,549        $  26,915
                                                                   ---------        ---------
Cash Flows From Investing Activities:
     Purchases of short-term investments ......................       (2,020)              --
     Maturities of short-term investments .....................        3,582            9,401
     Purchases of property, plant and equipment ...............      (68,873)         (47,810)
     Acquisitions of Continental Circuits Corp. in 1998
       and Zycon Corporation in 1997 ..........................     (192,532)        (209,661)
                                                                   ---------        ---------
Net Cash Used In Investing Activities .........................     (259,843)        (248,070)
                                                                   ---------        ---------
Cash Flows From Financing Activities:
     Principal payments of long-term debt .....................     (245,711)        (149,044)
     Net proceeds from issuance of long-term debt .............      459,665          224,954
     Proceeds from exercise of stock options ..................          770            1,178
     Tax benefit from exercise of stock options ...............        1,740            5,041
     Proceeds from the sale of common stock ...................        2,592          131,106
                                                                   ---------        ---------
Net Cash Provided by Financing Activities .....................      219,056          213,235
                                                                   ---------        ---------
Net decrease in Cash and Cash Equivalents .....................       (7,238)          (7,920)
Cash and Cash Equivalents Beginning of Period .................       12,171           32,786
                                                                   ---------        ---------
Cash and Cash Equivalents End of Period .......................    $   4,933        $  24,866
                                                                   =========        =========

Supplemental disclosure of cash flow information:
Cash paid during period for:
      Interest ................................................    $   4,689        $   7,065
                                                                   =========        =========
      Income taxes  (net of refunds) ..........................    $  11,636        $  15,663
                                                                   =========        =========

Acquisitions of Continental Circuits Corp. in 1998 and
  Zycon Corporation in 1997:
     Fair value of assets acquired ............................    $ 140,123        $ 212,509
     Liabilities assumed ......................................      (66,381)        (114,993)
     Cash paid ................................................     (186,083)        (204,885)
     Acquisition costs incurred ...............................       (3,949)          (7,600)
     Write-off of acquired in-process research and
       development ............................................       63,050           78,000
                                                                   ---------        ---------
     Goodwill .................................................    $ (53,240)       $ (36,969)
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

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

    1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Hadco Corporation's (the "Company" or "Hadco") principal products are multilayer rigid printed circuits and backplane assemblies. The consolidated condensed financial statements reflect the application of certain accounting policies. For information as to the significant accounting policies followed by the Company and other financial and operating information, see this note and elsewhere in the accompanying notes to consolidated condensed financial statements, as well as the Company's Annual Report on Form 10-K for the fiscal year ended October 25, 1997; Quarterly Reports on Form 10-Q for the fiscal quarters ended January 31, 1998 and May 2, 1998; Quarterly Report on Form 10-Q/A for the fiscal quarter ended May 2, 1998; Current Reports on Form 8-K dated February 18, 1998, February 20, 1998, May 1, 1998 and May 14, 1998; Current Report on Form 8-K dated March 26, 1998 as amended by Current Report on Form 8-K/A dated May 1, 1998. These financial statements should be read in conjunction with the financial statements included in those above-referenced SEC filings.

            RECLASSIFICATION

            The Company has reclassified certain prior year information to conform with the current year's presentation.

            INTERIM FINANCIAL STATEMENTS

            The accompanying consolidated condensed balance sheet as of August 1, 1998, and the consolidated statements of operations for the three months and nine months ended August 1, 1998 and July 26, 1997 and statement of cash flows for the nine month periods ended August 1, 1998 and July 26, 1997 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. Results of operations for the interim period are not necessarily indicative of results to be expected for the entire year or any future period.

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

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

            Basic and diluted shares outstanding are as follows:

                                                                         Three Months Ended          Nine Months Ended
                                                                       ----------------------      ----------------------
                                                                              (in thousands, except per share data)

                                                                       August 1,     July 26,      August 1,     July 26,
                                                                         1998          1997          1998          1997
                                                                       ---------     --------      ---------     --------

            Basic weighted average shares outstanding ..........        13,255        11,782        13,172        10,970
            Weighted average common equivalent shares ..........            --           472            --            --
                                                                        ------        ------        ------        ------

            Diluted weighted average shares outstanding ........        13,255        12,254        13,172        10,970
                                                                        ======        ======        ======        ======


            Diluted weighted average shares outstanding for the three month period ended August 1, 1998 does not include 713,820 common equivalent shares, as their effect would be anti-dilutive. There were no anti-dilutive shares for the three month period ended July 26, 1997. Diluted weighted averages shares outstanding for the nine month periods ended August 1, 1998 and July 26, 1997, respectively, do not include 460,998 and 51,450 common equivalent shares as their effect would be anti- dilutive.

    2.      ACQUISITIONS

            On January 10, 1997, the Company acquired (the "Zycon Acquisition") all of the outstanding common stock of Zycon Corporation ("Zycon"), and on March 20, 1998, the Company acquired (the "Continental Acquisition", and together with the Zycon Acquisition, the "Acquisitions") all of the outstanding common stock of Continental Circuits Corp. ("Continental"). These acquisitions were financed by the $400 million unsecured senior revolving credit facility with a group of banks, which amended and restated an existing credit facility (the "Amended Credit Facility"), under which the Company borrowed approximately $215,000,000 upon consummation of the Zycon Acquisition and approximately $220,000,000 upon consummation of the Continental Acquisition. These acquisitions were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16, and accordingly, Zycon's and Continental's operating results since the respective dates of acquisitions are included in the accompanying consolidated condensed financial statements. In accordance with APB Opinion No. 16, the Company allocated the purchase price of the Acquisitions based on the fair value of the assets acquired and liabilities assumed. Significant portions of the purchase price of both were identified in independent appraisals, using proven valuation procedures and techniques, as intangible assets. These intangible assets include approximately $78,000,000 and $63,050,000 for Zycon and Continental, respectively, for acquired in-process research and development ("in-process R&D") for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of each acquisition, the development of these projects had not yet reached technological feasibility, and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the respective acquisition date.

            Continental's in-process R&D value is comprised of 8 primary R&D programs. These projects include the introduction of certain new technologies. At the acquisition date, Continental's R&D programs ranged in completion from 10% to 80%, and total continuing R&D commitments to complete the projects are currently expected to be significant. Remaining development efforts for the Continental programs are complex and include the development and advancement of advanced chemical, electrical, and engineering solutions.

            Expenditures to complete the Continental projects are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require maintenance R&D after they have reached a state of technological and commercial feasibility. In addition to usage of the acquired companies' internal cash flows, Hadco currently believes it will provide a substantial amount of funding to complete each acquired company's programs.

            There is risk associated with the completion of the projects, and there is no assurance that each will meet with either technological or commercial success. The substantial delay or outright failure of the Continental R&D would impact the Company's financial condition.

            The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

            The rates utilized to discount the net cash flows to their present value are based on the cost of Continental's weighted average cost of capital. This discount rate is commensurate with Continental's corporate maturity and the uncertainties in the economic estimates described above.

            The forecasts used by the Company in valuing in-process R&D were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary from the projected results.

            Acquired intangibles include developed technology, customer relationships, assembled workforce, trade names and trademarks. These intangibles are being amortized over their estimated useful lives of 12 to 30 years.

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

            The aggregate purchase prices of $212,485,000 and $190,032,000, including acquisition costs, for the Zycon and Continental Acquisitions, respectively, were allocated as follows:

                                                        Zycon        Continental
                                                      ---------      -----------
                                                            (in thousands)

            Current assets.........................   $  41,790       $ 26,556
            Property, plant and equipment..........      95,193         67,144
            Acquired intangibles...................      65,500         46,190
            In-process R&D.........................      78,000         63,050
            Other assets...........................       3,526            233
            Goodwill...............................      40,869         53,240
            Liabilities............................    (112,393)       (66,381)
                                                      ---------       --------
                                                      $ 212,485       $190,032
                                                      =========       ========

            Unaudited pro forma operating results for the Company, assuming the acquisitions of Zycon and Continental occurred on October 27, 1996, are as follows:

                                                         Three Months Ended             Nine Months Ended
                                                      ------------------------       -----------------------
                                                               (in thousands, except per share data)

                                                      August 1,       July 26,       August 1,      July 26,
                                                        1998            1997           1998           1997
                                                      ---------       --------       ---------      --------

            Net Sales .........................       $201,392        $215,479       $661,206       $630,112

            Net Income ........................         (6,880)         10,580          1,139         26,856

            Basic Net Income (Loss) Per Share .       $   (.52)       $    .90       $    .09       $   2.45

            Diluted Net Income (Loss) Per Share       $   (.52)       $    .86       $    .08       $   2.34

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

    3.      INVENTORIES

            Inventories are stated at the lower of cost, first-in, first-out
            (FIFO), or market and consist of the following (in thousands):

                                                      August 1,      October 25,
                                                         1998            1997
                                                      ---------      -----------
            Raw Materials...........................   $27,861         $16,728
            Work-in-process.........................    38,001          29,272
                                                       -------         -------
                                                       $65,862         $46,000
                                                       =======         =======

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    4.      LINES OF CREDIT

            The Company's $400 million Amended Credit Facility is pursuant to an Amended and Restated Revolving Credit Agreement, as amended (the "Agreement"). The Agreement provides for direct borrowings or letters of credit for up to $400 million and expires January 8, 2002. Borrowings under the Agreement bear interest, at the Company's option, at either: (i) the Eurodollar Rate plus the Applicable Eurodollar Rate Margin (both as defined in the Agreement) ranging between .5% and 1.1375%, based on certain financial ratios of the Company, or (ii) the Base Rate (as defined in the Agreement). The Company is required to pay a quarterly commitment fee ranging from .2% to .375% per annum, based on certain financial ratios of the Company, of the unused commitment under the Agreement. At August 1, 1998, borrowings of $160,000,000 were outstanding under the agreement at a weighted average interest rate of 6.95%.

            The Agreement places several restrictions on the Company, including limitations on mergers, acquisitions and sales of a substantial portion of its assets, as well as certain limitations on liens, guarantees, additional borrowings, changes in the Company's capitalization, as defined, and investments. The Agreement also requires the Company to maintain certain financial covenants, including, among other things, minimum levels of consolidated net worth, a maximum ratio of consolidated funded debt to EBITDA, maximum capital expenditures and minimum interest coverage, as defined, during the term of the Agreement. The Company received waivers of defaults with respect to certain of its loan covenants for the four quarter period ended August 1, 1998. For information with respect to certain "Subsequent Events", see Note 9 to Consolidated Condensed Financial Statements.

            The Company has a line of credit arrangement with a Malaysian bank denominated in Malaysian ringgits and U.S. dollars for aggregate borrowings of $3.4 million for the purpose of acquiring land, facilities and equipment for the Company's Malaysian subsidiary. The arrangement is renewable annually. At August 1, 1998, there were no amounts outstanding under this arrangement.

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    5.      LONG TERM DEBT

                                                         August 1,   October 25,
                                                           1998          1997
                                                         ---------   -----------
                                                             (In thousands)

            Loan agreements in connection with
            the expansion of a building. The
            loans bear interest at rates from 1%
            to 7% through March, 2011 and are
            collateralized by property and an
            irrevocable letter of credit.
            Payments of principal and interest
            are due quarterly .........................  $    755     $    820
            Revolving credit agreement (Note 4) .......   160,000      100,000
            9 1/2 Senior Subordinated Notes
            due 2008, net of discount .................   199,337           --
            Obligations under capital leases ..........    11,290       13,960
                                                         --------     --------
                                                          371,382      114,780
              Less - Current portion ..................     4,484        5,064
                                                         --------     --------
                                                         $366,898     $109,716
                                                         ========     ========

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

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    6.      RESTRUCTURING AND OTHER NON-RECURRING CHARGES

            On April 6, 1998, the Company announced the planned consolidation of its two East Coast quick-turn prototype facilities into the larger of the two facilities located at Haverhill, MA. The Company incurred and recorded in the fiscal quarter ended May 2, 1998 non-recurring charges in connection with the consolidation totaling $5.9 million. The component of this charge classified as restructuring-related met the criteria set forth in Emerging Issues and Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Non-recurring costs include costs associated with the abandonment of assets at one of the facilities. On July 31, 1998, the Company announced a limited restructuring of its workforce, which reduced the Company's workforce by approximately 3%. This restructuring was in addition to the consolidation of the East Coast Tech Center Facilities. The cost of this limited restructuring is comprised of severance and related benefits for the terminated employees. As of August 1, 1998 the Company has recorded a liability for both restructurings totaling $2.5 million, which relates to severance and other payroll related costs, as well as lease termination costs. The components of the restructuring and other non-recurring costs during the nine months ended August 1, 1998 are as follows:

                                                                        East Coast
                                                                         Facility       Company-wide
                                                                      Consolidation    Restructuring         Total
                                                                      -------------    -------------        ------
                                                                                    (Amount in thousands)

            Loss on abandonment of assets ...........................     $1,965           $   --           $1,965

            Severance benefits and associated legal costs ...........        129            1,105            1,234

            Lease termination loss ..................................      1,336               --            1,336
                                                                          ------           ------           ------
            Total Restructuring Charges .............................      3,430            1,105            4,535

            Other Non-recurring Charges .............................      2,517               --            2,517
                                                                          ------           ------           ------

            Total Restructuring and Other Charges ...................     $5,947           $1,105           $7,052
                                                                          ======           ======           ======

            Included in the restructuring and other charges is $2.5 million, which represents the write-down of existing assets to their net realizable value, in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ."

    7.      LEGAL PROCEEDINGS AND CLAIMS

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

            In connection with a Florida lawsuit pending in the Circuit Court for Broward County, Florida (the "Florida Lawsuit"), each of Hadco and Gould, Inc., another prior lessee of the site of the printed circuit manufacturing facility in Florida, was served with a third-party complaint in June 1995, as third-party defendants in such pending Florida Lawsuit by a party who had previously been named as a defendant when the Florida Lawsuit was commenced in 1993 by the FDEP. The Florida Lawsuit seeks damages relating to environmental pollution and FDEP costs and expenses, civil penalties, and declaratory and injunctive relief to require the parties to complete assessment and remediation of soil and groundwater contamination. The other parties include alleged owners of the property and Fleet Credit Corporation, a secured lender to a prior lessee of the property.

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

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     8. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                   (UNAUDITED)

                                                                               As of August 1, 1998
                                                     ----------------------------------------------------------------------------
                                                      Guarantor     Non-Guarantor      Parent        Elimination     Consolidated
                                                     Subsidiaries   Subsidiaries    Corporation        Entries           Total
                                                     ------------   -------------   -----------      -----------     ------------
                                                                                   (In Thousands)

                                                               ASSETS

Current Assets:
    Cash and cash equivalents .....................   $   1,499        $ 1,939        $  1,495        $      --        $  4,933
    Accounts receivable, net ......................      49,848          6,424          48,085               --         104,357
    Inventories ...................................      23,280          6,824          35,758               --          65,862
    Deferred tax asset ............................       3,473             --          11,983               --          15,456
    Prepaid and other current assets ..............       9,301            265           6,502               --          16,068
                                                      ---------        -------        --------        ---------        --------
       Total current assets .......................      87,401         15,452         103,823               --         206,676
Property, Plant and Equipment, net ................     139,415         49,956         133,713               --         323,084
Intercompany Receivable ...........................          --            118         105,246         (105,364)             --
Investments in Subsidiaries .......................      19,438             --         268,231         (287,669)             --
Acquired Intangible Assets, net ...................     194,442             --              --               --         194,442
Other Assets ......................................       2,205            243           7,152               --           9,600
                                                      ---------        -------        --------        ---------        --------
                                                      $ 442,901        $65,769        $618,165        $(393,033)       $733,802
                                                      =========        =======        ========        =========        ========

                                              LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
    Current portion of long-term debt .............   $   3,590        $    92        $    802        $      --        $  4,484
    Accounts payable ..............................      28,610          5,699          30,864               --          65,173
    Intercompany payable ..........................      66,154         39,210              --         (105,364)             --
    Accrued payroll and other employee
    benefits ......................................       3,319            151          22,477               --          25,947
    Accrued taxes .................................      14,317            119         (12,817)              --           1,619
    Other accrued expenses ........................       2,473            132          15,635               --          18,240
                                                      ---------        -------        --------        ---------        --------
       Total current liabilities ..................     118,463         45,403          56,961         (105,364)        115,463
Long Term Debt, net of current portion ............       6,036            315         360,547               --         366,898
Deferred Tax Liability ............................      50,785             --             883               --          51,668
Other Long Term Liabilities .......................          --             --           9,192               --           9,192
Stockholders' Investment:
    Common stock, $0.05 par value;
       Authorized - 50,000 shares
       Issued and outstanding - 13,321
       in 1998 ....................................          11         29,654             667          (29,665)            667
    Paid-in capital ...............................     400,616             --         173,337         (400,616)        173,337
    Deferred compensation .........................          --             --             (59)              --             (59)
    Retained earnings .............................    (133,010)        (9,603)         16,637          142,612          16,636
                                                      ---------        -------        --------        ---------        --------
       Total stockholders' investment .............     267,617         20,051         190,582         (287,669)        190,581
                                                      ---------        -------        --------        ---------        --------
                                                      $ 442,901        $65,769        $618,165        $(393,033)       $733,802
                                                      =========        =======        ========        =========        ========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                   (Continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                              As of October 25, 1997
                                                    ----------------------------------------------------------------------------
                                                     Guarantor     Non-Guarantor      Parent        Elimination     Consolidated
                                                    Subsidiaries   Subsidiaries    Corporation        Entries           Total
                                                    ------------   -------------   -----------      -----------     ------------
                                                                                  (In Thousands)

                                                               ASSETS

Current Assets:
    Cash and cash equivalents .................       $ (1,603)       $ 2,249        $ 11,525        $      --        $ 12,171
    Short-term investments ....................             --             --           1,562               --           1,562
    Accounts receivable, net ..................            145             56          92,021               --          92,222
    Inventories ...............................         11,229          5,116          29,655               --          46,000
    Deferred tax asset ........................             --             --          10,483               --          10,483
    Prepaid and other current assets ..........          2,271            113           1,861               --           4,245
                                                      --------        -------        --------        ---------        --------
       Total current assets ...................         12,042          7,534         147,107               --         166,683
Property, Plant and Equipment, net ............         67,525         33,462         130,503               --         231,490
Intercompany Receivable .......................         12,184             --             863          (13,047)             --
Investments in Subsidiaries ...................         23,435             --         142,560         (165,995)             --
Acquired Intangible Assets, net ...............        101,131             --              --               --         101,131
Other Assets ..................................            619          1,852             742               --           3,213
                                                      --------        -------        --------        ---------        --------
                                                      $216,936         42,848         421,775         (179,042)        502,517
                                                      ========        =======        ========        =========        ========

                                              LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
    Current portion of long-term debt .........       $  4,215        $   104        $    745        $      --        $  5,064
    Accounts payable ..........................         21,608          4,745          42,241               --          68,594
    Intercompany payable ......................             --         13,047              --          (13,047)             --
    Accrued payroll and other employee
       benefits ...............................          5,693            225          22,361               --          28,279
    Accrued taxes .............................          3,880            269          (2,374)              --           1,775
    Other accrued expenses ....................          1,514             56           7,708               --           9,278
                                                      --------        -------        --------        ---------        --------
       Total current liabilities ..............         36,910         18,446          70,681          (13,047)        112,990
Long Term Debt, net of current portion ........          8,278            353         101,085               --         109,716
Deferred Tax Liability ........................         29,802             --             883               --          30,685
Other Long Term Liabilities ...................             --             --           9,214               --           9,214
Stockholders' Investment:
    Common stock, $0.05 par value;
       Authorized - 25,000 shares
       Issued and outstanding - 13,086
       in 1997 ................................             11         29,654             655          (29,665)            655
    Paid-in capital ...........................        212,474             --         168,246         (212,474)        168,246
    Deferred compensation .....................             --             --            (117)              --            (117)
    Retained earnings .........................        (70,539)        (5,605)         71,128           76,144          71,128
                                                      --------        -------        --------        ---------        --------
       Total stockholders' investment .........        141,946         24,049         239,912         (165,995)        239,912
                                                      --------        -------        --------        ---------        --------
                                                      $216,936        $42,848        $421,775        $(179,042)       $502,517
                                                      ========        =======        ========        =========        ========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    For the Three Months Ending August 1, 1998
                                                    ----------------------------------------------------------------------------
                                                     Guarantor     Non-Guarantor      Parent        Elimination     Consolidated
                                                    Subsidiaries   Subsidiaries    Corporation        Entries           Total
                                                    ------------   -------------   -----------      -----------     ------------
                                                                                  (In Thousands)

Net Sales ......................................       $94,699        $ 7,995         $98,698          $   --         $201,392
Cost of Sales ..................................        91,814          9,623          81,375              --          182,812
                                                       -------        -------         -------          ------         --------
    Gross Profit ...............................         2,885         (1,628)         17,323              --           18,580
Operating Expenses .............................         5,329            850          15,145              --           21,324
Restructuring and Other Non-Recurring
    Charges ....................................            --             --           1,105              --            1,105
                                                       -------        -------         -------          ------         --------
    Income (Loss) From Operations ..............        (2,444)        (2,478)          1,073              --           (3,849)
Interest and Other Income ......................          (338)         1,049          (1,397)          1,150              464
Interest Expense ...............................          (251)            (8)         (7,776)             --           (8,035)
                                                       -------        -------         -------          ------         --------
    Income (Loss) Before Provision for
    Income Taxes ...............................        (3,033)        (1,437)         (8,100)          1,150          (11,420)
Provision for Income Taxes .....................           302            161          (5,164)            161           (4,540)
Equity in income (loss) of subsidiary ..........        (2,748)            --          (4,933)          7,681               --
                                                       -------        -------         -------          ------         --------
    Net Income (Loss) ..........................       $(6,083)       $(1,598)        $(7,869)         $8,670         $ (6,880)
                                                       =======        =======         =======          ======         ========




                                                                    For the Nine Months Ending August 1, 1998
                                                    ----------------------------------------------------------------------------
                                                     Guarantor     Non-Guarantor      Parent        Elimination     Consolidated
                                                    Subsidiaries   Subsidiaries    Corporation        Entries           Total
                                                    ------------   -------------   -----------      -----------     ------------
                                                                                  (In Thousands)

Net Sales ......................................      $239,537         $25,273        $344,445         $    --        $609,255
Cost of Sales ..................................       214,572          25,735         274,570              --         514,877
                                                      --------         -------        --------         -------        --------
    Gross Profit ...............................        24,965            (462)         69,875              --          94,378
Operating Expenses .............................        12,773           2,686          45,176              --          60,635
Restructuring and Other Non-Recurring
    Charges ....................................            --              --           7,052              --           7,052
Write-off of Acquired In-Process Research
    and Development ............................        63,050              --              --              --          63,050
                                                      --------         -------        --------         -------        --------
    Income (Loss) From Operations ..............       (50,858)         (3,148)         17,647              --         (36,359)
Interest and Other Income ......................           483           1,661          (2,155)          1,852           1,841
Interest Expense ...............................          (642)           (398)        (13,289)             --         (14,329)
                                                      --------         -------        --------         -------        --------
    Income (Loss) Before Provision for
    Income Taxes ...............................       (51,017)         (1,885)          2,203           1,852         (48,847)
Provision for Income Taxes .....................         7,457             260          (2,331)            260           5,646
Equity in income (loss) of subsidiary ..........        (3,997)             --         (60,619)         64,616              --
                                                      --------         -------        --------         -------        --------
    Net Income (Loss) ..........................      $(62,471)        $(2,145)       $(56,085)        $66,208        $(54,493)
                                                      ========         =======        ========         =======        ========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                   (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    For the Three Months Ending July 26, 1997
                                                    ----------------------------------------------------------------------------
                                                     Guarantor     Non-Guarantor      Parent        Elimination     Consolidated
                                                    Subsidiaries   Subsidiaries    Corporation        Entries           Total
                                                    ------------   -------------   -----------      -----------     ------------
                                                                                  (In Thousands)

Net Sales .....................................       $64,505          $10,171        $108,598         $    --        $183,274
Cost of Sales .................................        52,794            5,960          85,266              --         144,020
                                                      -------          -------        --------         -------        --------
    Gross Profit ..............................        11,711            4,211          23,332              --          39,254
Operating Expenses ............................         3,895            3,029          10,978              --          17,902
                                                      -------          -------        --------         -------        --------
    Income (Loss) From Operations .............         7,816            1,182          12,354              --          21,352
Interest and Other Income .....................            --               --            (781)          1,542             761
Interest Expense ..............................          (560)            (176)         (2,692)             --          (3,428)
                                                      -------          -------        --------         -------        --------
    Income (Loss) Before Provision for
    Income Taxes ..............................         7,256            1,006           8,881           1,542          18,685
Provision for Income Taxes ....................         3,572              216           3,312             216           7,316
Equity in income (loss) of subsidiary .........          (752)              --           4,474          (3,722)             --
                                                      -------          -------        --------         -------        --------
    Net Income (Loss) .........................       $ 2,932          $   790        $ 10,043         $(2,396)       $ 11,369
                                                      =======          =======        ========         =======        ========



                                                                     For the Nine Months Ending July 26, 1997
                                                    ----------------------------------------------------------------------------
                                                     Guarantor     Non-Guarantor      Parent        Elimination     Consolidated
                                                    Subsidiaries   Subsidiaries    Corporation        Entries           Total
                                                    ------------   -------------   -----------      -----------     ------------
                                                                                  (In Thousands)

Net Sales ......................................      $142,678         $15,991        $316,803         $    --        $475,472
Cost of Sales ..................................       117,592          11,770         242,016              --         371,378
                                                      --------         -------        --------         -------        --------
    Gross Profit ...............................        25,086           4,221          74,787              --         104,094
Operating Expenses .............................         9,314           4,282          33,547              --          47,143
Write-off of Acquired In-Process Research
    and Development ............................        78,000              --              --              --          78,000
                                                      --------         -------        --------         -------        --------
    Income (Loss) From Operations ..............       (62,228)            (61)         41,240              --         (21,049)
Interest and Other Income ......................             5              --              49           1,935           1,989
Interest Expense ...............................        (1,585)           (360)         (6,734)             --          (8,679)
                                                      --------         -------        --------         -------        --------
    Income (Loss) Before Provision for
    Income Taxes ...............................       (63,808)           (421)         34,555           1,935         (27,739)
Provision for Income Taxes .....................         7,079             271          12,483             271          20,104
Equity in income (loss) of subsidiary ..........        (2,627)             --         (71,579)         74,206              --
                                                      --------         -------        --------         -------        --------
    Net Income (Loss) ..........................      $(73,514)        $  (692)       $(49,507)        $75,870        $(47,843)
                                                      ========         =======        ========         =======        ========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                   (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For the Nine Months Ending August 1, 1998
                                                    ----------------------------------------------------------------------------
                                                     Guarantor     Non-Guarantor      Parent        Elimination     Consolidated
                                                    Subsidiaries   Subsidiaries    Corporation        Entries           Total
                                                    ------------   -------------   -----------      -----------     ------------
                                                                                  (In Thousands)

Net cash provided by (used in) operating
    activities ................................       $(17,329)      $ (7,383)       $  56,669        $ 1,592         $  33,549
                                                      --------       --------        ---------        -------         ---------

Cash Flows from Investing Activities:
    Purchase of short-term investments ........             --             --           (2,020)            --            (2,020)
    Maturities of short-term investments ......             --             --            3,582             --             3,582
    FSC dividend ..............................             --         (1,852)           1,852             --                --
    Purchase of property, plant and
    equipment .................................        (17,637)       (18,940)         (32,296)            --           (68,873)
    Investments in subsidiaries ...............            727          1,852             (987)        (1,592)               --
    Acquisition of Continental Circuits .......             --             --         (192,532)            --          (192,532)
                                                      --------       --------        ---------        -------         ---------
        Net cash used in investing
        activities ............................        (16,910)       (18,940)        (222,401)        (1,592)         (259,843)
                                                      --------       --------        ---------        -------         ---------

Cash Flows from Financing Activities:
    Principal payments of long-term debt ......        (38,302)           (51)        (207,358)            --          (245,711)
    Net proceeds from issuance of
    long-term debt ............................             --             --          459,665             --           459,665
    Proceeds from exercise of stock
    options ...................................             --             --              770             --               770
    Tax benefit from exercise of options ......             --             --            1,740             --             1,740
    Proceeds from the sale of common
    stock .....................................             --             --            2,592             --             2,592
    Intercompany payable ......................         75,643         26,064         (101,707)            --                --
                                                      --------       --------        ---------        -------         ---------
        Net cash (used in) provided by
        financing activities ..................         37,341         26,013          155,702             --           219,056
                                                      --------       --------        ---------        -------         ---------

Net Increase (Decrease) in Cash and
    Cash Equivalents ..........................          3,102           (310)         (10,030)            --            (7,238)
Cash and Cash Equivalents, Beginning
    of Period .................................         (1,603)         2,249           11,525             --            12,171
                                                      --------       --------        ---------        -------         ---------
Cash and Cash Equivalents, End of Period ......       $  1,499       $  1,939        $   1,495        $    --         $   4,933
                                                      ========       ========        =========        =======         =========

                       HADCO CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                   (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For the Nine Months Ending July 26, 1997
                                                    ----------------------------------------------------------------------------
                                                     Guarantor     Non-Guarantor      Parent        Elimination     Consolidated
                                                    Subsidiaries   Subsidiaries    Corporation        Entries           Total
                                                    ------------   -------------   -----------      -----------     ------------
                                                                                  (In Thousands)

Net cash provided by (used in) operating
    activities ................................       $ 35,218        $ 6,550        $ (16,517)        $ 1,664        $  26,915
                                                      --------        -------        ---------         -------        ---------

Cash Flows from Investing Activities:
    Maturities of short-term investments ......             --             --            9,401              --            9,401
    FSC dividend ..............................             --         (1,935)           1,935              --               --
    Purchase of property, plant and equipment .        (15,158)          (758)         (31,894)             --          (47,810)
    Investments in subsidiaries ...............         17,047             --          (15,383)         (1,664)              --
    Acquisition of Zycon Corporation ..........             --             --         (209,661)             --         (209,661)
                                                      --------        -------        ---------         -------        ---------
       Net cash used in investing activities ..          1,889         (2,693)        (245,602)         (1,664)        (248,070)
                                                      --------        -------        ---------         -------        ---------

Cash Flows from Financing Activities:
    Principal payments of long-term debt ......        (37,739)          (105)        (111,200)             --         (149,044)
    Proceeds from issuance of long-term debt ..          2,378         (2,378)         224,954              --          224,954
    Proceeds from exercise of stock options ...             --             --            1,178              --            1,178
    Tax benefit from exercise of options ......             --             --            5,041              --            5,041
    Proceeds from the sale of common stock ....         (1,115)            --          132,221              --          131,106
    Intercompany payable ......................         (1,115)            --            1,115              --               --
                                                      --------        -------        ---------         -------        ---------
       Net cash (used in) provided by
       financing activities ...................        (37,591)        (2,483)         253,309              --          213,235
                                                      --------        -------        ---------         -------        ---------

Net Increase (Decrease) in Cash and
    Cash Equivalents ..........................           (484)         1,374           (8,810)             --           (7,920)
Cash and Cash Equivalents, Beginning of
    Period ....................................             --            104           32,682              --           32,786
                                                      --------        -------        ---------         -------        ---------
Cash and Cash Equivalents, End of Period ......       $   (484)       $ 1,478        $  23,872         $    --        $  24,866
                                                      ========        =======        =========         =======        =========

                       HADCO CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                (INCLUDING DATA APPLICABLE TO UNAUDITED PERIODS)

       SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                   (CONTINUED)

    Basis of presentation. In connection with the acquisition of Continental Circuits Corp., which was financed with approximately $184 million of borrowings from the Credit Facility, the Company on May 18, 1998 sold $200,000,000 aggregate principal amount of 9 1/2 % Senior Subordinated Notes due in 2008 (the Notes). The Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by certain of the Company's direct wholly-owned domestic subsidiaries (the Guarantors). The Guarantors are Hadco Santa Clara, Inc., Hadco Phoenix, Inc., CCIR of Texas Corp., and CCIR of California Corp. The condensed consolidating financial statements of the Guarantors are presented above and should be read in connection with the Consolidated Financial Statements of the Company. Separate financial statements of the Guarantors are not presented because
    (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the Notes on a joint and several basis and (ii) the Company's management has determined such separate financial statements are not material to investors and believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Guarantors.

    There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

9.  SUBSEQUENT EVENT

    On September 15, 1998 the Company amended its Credit Facility with the Third Amendment and Modification Agreement dated as of September 14, 1998. This most recent amendment to the Credit Facility, among other things, amended and added certain covenants, changed the available borrowing capacity under the Credit Facility from $400 million to the lesser of $300 million and the Borrowing Base and granted the banks a first priority mortgage and security interest in substantially all of the assets of each of the Company and the subsidiaries which are guarantors of the Credit Facility. The Borrowing Base is an amount, determined on a quarterly basis by the banks, equal to the sum of specified percentages of Eligible Accounts Receivable (domestic and foreign), domestic Eligible Inventory, Eligible Fixed Assets and a percentage, determined in the Agent's sole discretion, of Eligible Foreign Inventory, less certain Reserves (all as defined in the Credit Facility). Under this most recent amendment to the Credit Facility the Company is also required to pay, on a calendar quarter basis in arrears, an Applicable Base Rate Usage Fee Margin and an Applicable Eurodollar Rate Usage Fee Margin (both as defined in the Credit Facility). The Credit Facility expires and all outstanding loans thereunder mature on January 8, 2002.

    The Credit Facility contains customary representations and warranties. The Credit Facility also contains extensive affirmative and negative covenants, including, among others, certain limits on the ability of the Company and its subsidiaries to incur indebtedness, create liens, make investments, pay dividends or other distributions, engage in mergers, consolidations, acquisitions or dispositions, enter into sale and leaseback transactions, enter into guarantees, prepay subordinated indebtedness, make capital expenditures or create any new series of capital stock or amend the terms of existing capital stock. The Credit Facility also requires the Company to maintain certain financial covenants, including maximum ratio of Consolidated Funded Debt to EBITDA, minimum interest coverage, minimum consolidated net worth and minimum fixed charge coverage. Certain financial covenants have been modified and others added under this most recent amendment to the Credit Facility, including an additional covenant with respect to a minimum ratio of

    EBITDA to Consolidated Total Interest Expense, which covenant terminates at the end of the Company's fiscal first quarter 1999, and a covenant limiting the amount of Capital Expenditures the Company and its subsidiaries may make, which covenant terminates at the end of the Company's fiscal fourth quarter 1999. The Credit Facility also contains customary events of default. The Company was in default as of the four quarter period ended August 1, 1998 with respect to two of its financial covenants, which defaults have been waived by the Company's banks. See Note 4 to Consolidated Condensed Financial Statements.

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

    RESULTS OF OPERATIONS

    THIRD QUARTER

    Net sales for the third quarter of 1998 increased 9.9% over the same period in 1997. The increase resulted from several factors including the acquisition of Continental on March 20, 1998, which added $30.3 million to printed circuit and design net sales in the quarter, and an increase in backplane assembly net sales. Backplane assembly net sales increased 107.0 % due to higher product volume and shipments. Printed circuit net sales decreased due to lower production volume and shipments, and a 11.0% decrease in average pricing for the third quarter of 1998 over the same period in fiscal 1997. The shift towards printed circuits with more layers and greater densities partially offset the decrease in the volume of shipments and decrease in price. Net sales from backplane assemblies increased to 17.2% of net sales from 9.1% in the third quarter of 1997. The net sales increase for the third quarter of 1998 over the same period in 1997 was partially offset by the effects of a general slowdown in the broad electronics industry, the economic situation in Asia, inventory backlogs in the end user market, customer inventory adjustments and customer products transitions.

    The gross profit margin decreased to 9.2% in the third quarter of 1998 from 21.4% in the comparable period in fiscal 1997. The decrease resulted from lower capacity utilization from printed circuit operations, lower pricing for printed circuits and lower overall gross margins from the Hadco Santa Clara (formerly Zycon) and Hadco Phoenix (formerly Continental) operations.

    Operating expenses, as a percent of net sales, increased to 10.6% in the third quarter of 1998 from 9.8% in the comparable period in fiscal 1997 due to increased goodwill and purchased intangibles amortization expenses from the acquisition of Continental.

    On July 31, 1998, the Company completed a limited restructuring of its workforce, which reduced the Company's workforce by approximately 3%. This restructuring was in addition to the consolidation of the East Coast Tech Center Facilities. The cost of this limited restructuring is comprised of severance and related benefits for the terminated employees. Income from operations for the third quarter of 1998 was reduced by approximately $1.1 million related to this limited restructuring. Additionally, the general economic slowdown in the broad electronics industry, the economic situation in Asia, inventory backlogs in the end user market, customer inventory adjustments and customer products transitions negatively affected net income for third quarter of 1998.

    Interest income decreased in the third quarter of 1998 as compared to the third quarter of 1997 due to lower average cash balances available for investing. Interest expense increased in the third quarter of 1998 as compared to the third quarter of 1997, due to higher average outstanding debt balances for the third quarter of 1998 compared to the third quarter of 1997 as a result of the Continental Acquisition.

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

    YEAR TO DATE

    Net sales for the nine months ended August 1, 1998 increased 28.1% over net sales for the nine months ended July 26, 1997. The increase resulted from several factors including the acquisitions of Zycon and Continental, which added $91.5 million to printed circuit net sales in the nine month period, and an increase in backplane assembly net sales (excluding these Acquisitions). Backplane assembly net sales increased due to higher production volume and shipments. Printed circuit net sales increased due to higher production volume and shipments and a shift towards products with more layers and greater densities. In addition, average pricing for printed circuits decreased 9.5% for the first nine months of fiscal 1998 over the same period in fiscal 1997. Net sales from backplane assemblies increased to 15.2% of net sales from 10.7% in the first nine months of fiscal 1997. The net sales increase for the nine months ended August 1, 1998 over the same period in 1997 was partially offset by the effects of a general slowdown in the broad electronics industry, the economic situation in Asia, inventory backlogs in the end user market, customer inventory adjustments and customer products transitions.

    The gross profit margin decreased to 15.5% in the nine months ended August 1, 1998 from 21.9% in the comparable period in fiscal 1997. The decrease resulted from lower capacity utilization from printed circuit facilities, and lower overall gross margins from the Hadco Santa Clara and Hadco Phoenix operations. Operating expenses, as a percent of net sales, increased to 10.0% in the nine months ended August 1, 1998 from 9.9% in the comparable period in fiscal 1997, due to goodwill and purchased intangibles amortization.

    Income from operations for the nine months ended August 1, 1998 and July 26, 1997, was reduced by $63 million and $78 million, respectively, due to non-recurring write-offs of acquired in-process research and development recorded in connection with the Continental and Zycon acquisitions. The remaining goodwill and purchased intangibles will be amortized over 12 to 30 years, with an average amortization period of 17 years, which will reduce income from operations by approximately $3.1 million per fiscal quarter. In addition, income from operations for the nine months ended August 1, 1998, was reduced by approximately $7.1 million for restructuring and other non-recurring charges related to the consolidation of the Company's East Coast Tech Center operations and limited restructuring of the Company's workforce. The limited restructuring reduced the Company's workforce by approximately 3%. Included in the restructuring and other charges is $2.5 million, which represents the write-down of existing assets to their net realizable value, in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." See Note 6 of the Consolidated Condensed Financial Statements. Additionally, the general economic slowdown in the broad electronics industry, the economic situation in Asia, inventory backlogs in the end user market, customer inventory adjustments and customer products transitions negatively affected net income for the nine months ended August 1, 1998.

    Interest income decreased in the nine months ended August 1, 1998 as compared to the nine months ended July 26, 1997, due to lower daily average cash balances available for investing. Interest expense increased in the nine months ended August 1, 1998 as compared to the nine months ended July 26, 1997, due to an increase in outstanding debt as a result of the acquisitions.

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

    LIQUIDITY AND CAPITAL RESOURCES

    At August 1, 1998, the Company had working capital of approximately $91.2 million and a current ratio of 1.79, compared to working capital of approximately $53.7 million and a current ratio of 1.48 at October 25, 1997. Cash, cash equivalents and short-term investments at August 1, 1998 were approximately $4.9 million, a decrease of $8.8 million from approximately $13.7 million at October 25, 1997.

    In December 1997, the Company entered into a $400 million unsecured senior revolving credit loan facility with a group of banks, which amended and restated an existing credit facility (the "Credit Facility"). At August 1, 1998, $160 million was outstanding under the Credit Facility. The Credit Facility matures in January 2002. The Company was in default as of the four quarter period ended August 1, 1998 with respect to two of its financial covenants, which defaults have been waived by the Company's banks.

    On September 15, 1998, the Company amended its Credit Facility. The most recent amendment to the Credit Facility, among other things, amended and added certain covenants, changed the available borrowing capacity under the Credit Facility from $400 million to the lesser of $300 million and the Borrowing Base and granted the banks a first priority mortgage and security interest in substantially all of the assets of each of the Company and the subsidiaries which are guarantors of the Credit Facility. Under the most recent amendment to the Credit Facility, the Company is also required to pay, on a calendar quarter basis in arrears, an Applicable Base Rate Usage Fee Margin and an Applicable Eurodollar Rate Usage Fee Margin. See Notes 4 and 9 to Consolidated Financial Statements.

    The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations will be sufficient to fund its anticipated working capital, capital expenditure and debt payment requirements through calendar year 1999. Because the Company's capital requirements cannot be predicted with certainty, however, there is no assurance that the Company will not require additional financing during this period. There is no assurance that any additional financing will be available on terms satisfactory to the Company or not disadvantageous to the Company's security holders.

    DEBT OFFERING

    On May 18, 1998, the Company sold $200.0 million aggregate principal amount of its 9-1/2% Senior Subordinated Notes due 2008 (the "Notes") to certain purchasers. The purchasers subsequently resold the Notes to "qualified institutional buyers" in reliance upon Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and offshore purchasers pursuant to Rule 904 of Regulation S under the Securities Act. The Notes were so resold at a price equal to 99.66% of their principal amount. The Notes are guaranteed, on a senior subordinated basis, by each of the Company's U.S. Restricted Subsidiaries (as defined in the Indenture) (the "Guarantors"). The net proceeds received by the Company from the issuance and sale of the Notes, approximately $193,820 million, was used to repay outstanding indebtedness under the Amended Credit Facility previously incurred to, among other things, finance the Acquisitions. The Indenture under which the Notes were issued (the "Indenture") imposes certain limitations on the ability of the Company, its subsidiaries and, in certain circumstances, the Guarantors, to, among other things, incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and engage in mergers and consolidations.

    YEAR 2000 COMPLIANCE

    The Company has undertaken an internal assessment of its operations, from information and financial systems to each aspect of its manufacturing processes, in order to determine the extent to which the Company may be adversely affected by Year 2000 issues. This internal assessment is approximately 75% complete at present and the Company expects to finish the assessment process by its 1998 fiscal year end. To date, limited testing of systems has been performed. The Company may conduct further testing and/or an external audit following the conclusion of its internal assessment. To date approximately 1,500 hours of employee time has been devoted to Year 2000 issues, and approximately $1.2 million has been expended in systems upgrades directly relating to Year 2000 issues. Present estimates for further expenditures of both employee time and expenses to address Year 2000 issues are between 5,500 and 8,000 hours and between $1.0 million and $3.0 million, respectively.

    The Company has also undertaken a survey of its suppliers' Year 2000 compliance status and, to date, has received responses from approximately half of those surveyed, a majority of whom have certified they are compliant. Further, the Company has conferred with significant customers to assure that various systems used for data and information exchanges between them will be compatible following December 31, 1999.

    Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues in internal manufacturing processes, information processing or interface with key customers, or with processing orders and billing. However, if certain critical third party providers, such as those supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. At present, the Company has not developed contingency plans but intends to determine whether to develop any such plan early in fiscal year 1999. There can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's business, results of operation and financial condition.

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

    RISKS RELATING TO FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

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

    RISKS RELATING TO VARIABILITY OF ORDERS FROM CUSTOMERS; BACKLOG

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

    RISKS RELATING TO THE ACQUISITIONS AND THE COMPANY'S ACQUISITION STRATEGY

    On March 20, 1998, the Company acquired (the "Continental Acquisition") all of the outstanding capital stock of Continental Circuits Corp. ("Continental"), for approximately $188 million (including acquisition costs). On January 10, 1997, the Company acquired (the "Zycon Acquisition", and together with the Continental Acquisition, the "Acquisitions") all of the outstanding capital stock of Zycon Corporation ("Zycon"), for approximately $212 million (including acquisition costs). The Company has limited experience in integrating acquired companies or technologies into its operations. Therefore, there can be no assurance that the Company will operate the acquired businesses profitably in the future. The gross profit margins for Continental and Zycon for their respective fiscal years ended July 31, 1997 and December 31, 1996 were 18.2% and 15.7%, respectively. The gross profit margins for Hadco (not including Continental or Zycon) for its fiscal years ended October 26, 1996 and October 25, 1997 were 25.8% and 21.8 %, respectively. As a result of the Acquisitions, the Company expects its gross profit margin will be lower in future fiscal quarters than has historically been the case. Operating expenses associated with the acquired businesses may have a material adverse effect on the Company's business, financial condition and results of operations in the future. In addition, shortly after the Continental Acquisition, one senior member of Continental's management left the Company. There can be no assurance that the Company will be able to retain key personnel at Continental.

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

    RISKS OF INABILITY TO MANAGE SIGNIFICANT GROWTH

    In fiscal 1997 and 1998, the Company has significantly expanded its operations, including geographically, which has placed, and will continue to place, significant demands on the Company's management, operational, technical and financial resources. The Acquisitions have intensified these demands. The

    Company expects that expansion will require additional management personnel and the development of further expertise by existing management personnel. The Company's ability to manage growth effectively, particularly given the increasing scope of its operations, will require it to continue to implement and improve its operational, financial and management information systems as well as to further develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage future growth could have a material adverse effect on the Company's business, financial condition and results of operations. Competition for personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future, especially engineering personnel. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    RISKS RELATING TO OPERATION OF MALAYSIA FACILITY AND ASIAN ECONOMIC TURMOIL

    Hadco Santa Clara (formerly Zycon) completed construction of a volume manufacturing facility for printed circuits in Malaysia in fiscal 1997. Hadco's management has no experience in operating foreign manufacturing facilities, and there can be no assurance that the Company will operate the new facility on a profitable basis. The Company believes that the Malaysian facility could incur operating losses in the future

    RISKS RELATING TO OPERATION OF MALAYSIA FACILITY AND ASIAN ECONOMIC TURMOIL (CONTINUED)

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

    RAPID TECHNOLOGICAL CHANGE, CONTINUING PROCESS DEVELOPMENT AND POTENTIAL PROCESS DISRUPTION

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

    RISKS OF INABILITY TO  OBTAIN RAW MATERIALS AND COMPONENTS

    Although the Company does not have guaranteed sources of raw materials and components utilized in its operations, it does have supply agreements with a limited number of key suppliers, and it routinely purchases raw materials and components from several material suppliers. Although alternative material suppliers are currently available, a significant unplanned event at a major supplier could have a material adverse effect on the Company's operations. Hadco Santa Clara has experienced shortages of certain types of raw materials in the past.

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

    DEPENDENCE ON KEY PERSONNEL

    The Company's future success depends to a large extent upon the continued services of key managerial and technical employees. Most of the executive officers of the Company are bound by employment or non-compete agreements. The non-compete restrictions expire one year or, under certain circumstances, up to two years after the termination of the executive officer's employment with the Company. Certain other key employees of the Company also have employment or non-compete agreements. The loss of the services of any of the Company's key employees could have a material adverse effect on the Company. The Company believes that its future success depends on its continuing ability to attract and retain highly qualified technical, managerial and marketing personnel. Competition for such personnel is intense, especially for engineering personnel, and there can be no assurance that the Company will be able to attract, assimilate or retain such personnel. If the Company is unable to hire and retain key personnel, the Company's business, financial condition and results of operations may be materially adversely affected.

    INTELLECTUAL PROPERTY PROTECTION

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

    LEVERAGE

    The Acquisitions and related debt financings have significantly increased the Company's debt service obligations. Although the Company's cash flow from operations has been sufficient to meet its debt service obligations in the past, there can be no assurance that the Company's operating results will continue to be sufficient for the Company to meet such obligations in the future. The Company's ability to comply with the terms of the Indenture and the Credit Facility, to make cash payments with respect to the Notes and under the Credit Facility and to satisfy its other debt obligations or to refinance any of such obligations will depend on the future performance of the Company, which in turn is subject to prevailing economic conditions and financial and other factors beyond its control. See Notes 4 and 9 to Consolidated Condensed Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        See Note 7 of Notes to Consolidated Condensed Financial Statements above for a description of certain litigation in which the Company is currently involved.

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

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               10.1 Second Amendment and Modification Agreement among the Company and a group of Banks dated May 11, 1998
                       (filed as Exhibit 10.5 to Form 10-Q, File No. 0-12102, for the fiscal quarter ended May 2, 1998 and incorporated herein by reference).

               10.2 Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Andrew E. Lietz.

               10.3 Form of Executive Agreement dated as of July 1, 1998 by and between the Company and John D. Caruso.

               10.4 Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Timothy P. Losik.

               10.5 Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Michael K. Sheehy.

               10.6 Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Frederick G. McNamee, III.

               10.7 Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Robert E. Snyder.

               10.8 Indenture (including Form of Exchange Note) dated as of May 18, 1998 by and among the Company, the Guarantors and State Street Bank and Trust Company, as Trustee (filed as
                       Exhibit 4.1 to Form S-4, Registration No. 333-57467, and incorporated herein by reference).

               10.9 Registration Rights Agreement dated May 13, 1998 among the Company, the Guarantors, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancAmerica Robertson Stephens, and BT Alex. Brown Incorporated, as initial purchasers (filed as Exhibit 4.2 to Form S-4, Registration No. 333-57467, and incorporated herein by reference).

               10.10 Placement Agreement dated May 13, 1998 by and among the Company, the Guarantors, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancAmerica Robertson Stephens, and BT Alex. Brown Incorporated, as initial purchasers (filed as Exhibit 10.1 to Form S-4, Registration No. 333-57467, and incorporated herein by reference).

               21.1    List of Subsidiaries

               27      Financial Data Schedule

        (b)    Report on Form 8-K

               A Current Report on Form 8-K dated May 14, 1998, filed by the Company on May 14, 1998, reported on an announcement by the Company that it had entered into a placement agreement providing for the sale to certain initial purchasers of $200 million aggregate principal amount of its 9-1/2% Senior Subordinated Notes due 2008 to be resold pursuant to Rule 144A under the Securities Act of 1933, as amended.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Hadco Corporation

    Date:  September 15, 1998              By: /s/ Timothy P. Losik
                                               ---------------------------------
                                               Timothy P. Losik
                                               Senior Vice President and  Chief
                                               Financial Officer (principal
                                               financial officer and principal
                                               accounting officer)