Form 10-Q/A
period 1998-08-01
HADCO CORP
filed 1998-10-13
CIK 729533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                               AMENDMENT NO. 1 TO
                                   (Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant has 13,363,047 shares of Common Stock, $0.05 Par Value, outstanding at October 13, 1998.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A of Hadco Corporation (Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended August 1, 1998) amends and restates items 1 and 2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998 (File No. 0-12102).

                       HADCO CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

   Item 1. Financial Statements

           Consolidated Condensed Balance Sheets as of
           August 1, 1998 (unaudited) and October 25, 1997,
           respectively ...................................................    3

           Consolidated Condensed Statements of Operations
           for the Three Months ended August 1, 1998 and
           July 26, 1997 and nine months ended August 1, 1998
           and July 26, 1997 (unaudited), respectively ....................    4

           Consolidated Condensed Statements of Cash Flows
           for the nine months ended August 1, 1998
           and July 26, 1997 (unaudited), respectively ....................    5

           Notes to Consolidated Condensed Financial
           Statements .....................................................    6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................   23

SIGNATURE .................................................................   35

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
                                                                   ========         ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

Current Liabilities:
    Short-term debt and current portion of long-term debt ......   $  4,484         $  5,064
    Accounts payable ...........................................     65,173           68,594
    Accrued payroll and other employee benefits ................     25,947           28,279
    Accrued taxes ..............................................      1,619            1,775
    Other accrued expenses .....................................     18,240            9,278
                                                                   --------         --------
         Total Current Liabilities .............................    115,463          112,990
                                                                   --------         --------
Long Term Debt, net of current portion .........................    366,898          109,716
                                                                   --------         --------
Deferred Tax Liability .........................................     51,668           30,685
                                                                   --------         --------
Other Long-Term Liabilities ....................................      9,192            9,214
                                                                   --------         --------
Commitments and Contingencies (Note 7)
Stockholders' investment:
    Common stock, $.05 par value -
    Authorized 50,000 shares in 1998 and 25,000
    in 1997. Issued and outstanding 13,321 in
    1998 and 13,086 in 1997 ....................................        667              655
Paid-in capital ................................................    173,338          168,246
Deferred compensation ..........................................        (59)            (117)
Retained earnings ..............................................     16,635           71,128
                                                                   --------         --------
         Total Stockholders' Investment ........................    190,581          239,912
                                                                   --------         --------
                                                                   $733,802         $502,517
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

                       HADCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)


                                                                        Nine Months Ended
                                                                   --------------------------
                                                                   August 1,         July 26,
                                                                     1998              1997
                                                                   ---------        ---------

Total Cash Provided by Operating Activities ...................    $  33,549        $  26,915
                                                                   ---------        ---------
Cash Flows From Investing Activities:
     Purchases of short-term investments ......................       (2,020)              --
     Maturities of short-term investments .....................        3,582            9,401
     Purchases of property, plant and equipment ...............      (68,873)         (47,810)
     Acquisitions of Continental Circuits Corp. in 1998
       and Zycon Corporation in 1997 ..........................     (192,532)        (209,661)
                                                                   ---------        ---------
Net Cash Used In Investing Activities .........................     (259,843)        (248,070)
                                                                   ---------        ---------
Cash Flows From Financing Activities:
     Principal payments of long-term debt .....................     (245,713)        (149,044)
     Net proceeds from issuance of long-term debt .............      459,665          224,954
     Proceeds from exercise of stock options ..................          770            1,178
     Tax benefit from exercise of stock options ...............        1,742            5,041
     Proceeds from the sale of common stock ...................        2,592          131,106
                                                                   ---------        ---------
Net Cash Provided by Financing Activities .....................      219,056          213,235
                                                                   ---------        ---------
Net decrease in Cash and Cash Equivalents .....................       (7,238)          (7,920)
Cash and Cash Equivalents Beginning of Period .................       12,171           32,786
                                                                   ---------        ---------
Cash and Cash Equivalents End of Period .......................    $   4,933        $  24,866
                                                                   =========        =========

Supplemental disclosure of cash flow information:
Cash paid during period for:
      Interest ................................................    $   4,689        $   7,065
                                                                   =========        =========
      Income taxes  (net of refunds) ..........................    $  11,636        $  15,663
                                                                   =========        =========

Acquisitions of Continental Circuits Corp. in 1998 and
  Zycon Corporation in 1997:
     Fair value of assets acquired ............................    $ 137,623        $ 212,509
     Liabilities assumed ......................................      (66,381)        (114,993)
     Cash paid ................................................     (186,083)        (204,885)
     Acquisition costs incurred ...............................       (3,949)          (7,600)
     Write-off of acquired in-process research and
       development ............................................       63,050           78,000
                                                                   ---------        ---------
     Goodwill .................................................    $ (55,740)       $ (36,969)
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
                                                                        ======        ======        ======        ======



            Diluted weighted average shares outstanding for the three month period ended August 1, 1998 does not include 1,400,488 common equivalent shares, as their effect would be anti-dilutive. There were no anti-dilutive shares for the three month period ended July 26, 1997. Diluted weighted averages shares outstanding for the nine month periods ended August 1, 1998 and July 26, 1997, respectively, do not include 1,308,420 and 1,189,084 common equivalent shares as their effect would be anti- dilutive.


    2.      ACQUISITIONS


            On January 10, 1997, the Company acquired (the "Zycon Acquisition") all of the outstanding common stock of Zycon Corporation ("Zycon"), and on March 20, 1998, the Company acquired (the "Continental Acquisition", and together with the Zycon Acquisition, the "Acquisitions") all of the outstanding common stock of Continental Circuits Corp. ("Continental"). These acquisitions were financed by the $400 million unsecured senior revolving credit facility with a group of banks, which amended and restated an existing credit facility (the "Credit Facility"), under which the Company borrowed approximately $215,000,000 upon consummation of the Zycon Acquisition and approximately $220,000,000 upon consummation of the Continental Acquisition. These acquisitions were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16, and accordingly, Zycon's and Continental's operating results since the respective dates of acquisitions are included in the accompanying consolidated condensed financial statements. In accordance with APB Opinion No. 16, the Company allocated the purchase price of the Acquisitions based on the fair value of the assets acquired and liabilities assumed. Significant portions of the purchase price of both were identified in independent appraisals, using proven valuation procedures and techniques, as intangible assets. These intangible assets include approximately $78,000,000 and $63,050,000 for Zycon and Continental, respectively, for acquired in-process research and development ("in-process R&D") for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of each acquisition, the development of these projects had not yet reached technological feasibility, and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the respective acquisition date.

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

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

            The aggregate purchase prices of $212,485,000 and $190,032,000, including acquisition costs, for the Zycon and Continental Acquisitions, respectively, were allocated as follows:

                                                        Zycon        Continental
                                                      ---------      -----------
                                                            (in thousands)

            Current assets.........................   $  41,790       $ 24,056
            Property, plant and equipment..........      95,193         67,144
            Acquired intangibles...................      65,500         46,190
            In-process R&D.........................      78,000         63,050
            Other assets...........................       3,526            233
            Goodwill...............................      40,869         55,740
            Liabilities............................    (112,393)       (66,381)
                                                      ---------       --------
                                                      $ 212,485       $190,032
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
                                                       =======         =======

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

            4.      LINES OF CREDIT


            The Company's $400 million Credit Facility is pursuant to an Amended and Restated Revolving Credit Agreement, as amended. The Credit Facility provides for direct borrowings or letters of credit for up to $400 million and expires January 8, 2002. Borrowings under the Credit Facility bear interest, at the Company's option, at either:
            (i) the Eurodollar Rate plus the Applicable Eurodollar Rate Margin (both as defined in the Credit Facility) ranging between .5% and 1.1375%, based on certain financial ratios of the Company, or (ii) the Base Rate (as defined in the Credit Facility). The Company is required to pay a quarterly commitment fee ranging from .2% to .375% per annum, based on certain financial ratios of the Company, of the unused commitment under the Credit Facility. At August 1, 1998, borrowings of $160,000,000 were outstanding under the Credit Facility at a weighted average interest rate of 6.75%.


            The Credit Facility places several restrictions on the Company, including limitations on mergers, acquisitions and sales of a substantial portion of its assets, as well as certain limitations on liens, guarantees, additional borrowings, changes in the Company's capitalization, as defined, and investments. The Credit Facility also requires the Company to maintain certain financial covenants, including, among other things, minimum levels of consolidated net worth, a maximum ratio of consolidated funded debt to EBITDA, maximum capital expenditures and minimum interest coverage, as defined, during the term of the Credit Facility. The Company received waivers of defaults with respect to certain of its loan covenants for the four quarter period ended August 1, 1998. For information with respect to certain "Subsequent Events", see Note 9 to Consolidated Condensed Financial Statements.


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

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     8. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                   (UNAUDITED)

                                                                               As of August 1, 1998
                                                     ----------------------------------------------------------------------------
                                                      Guarantor     Non-Guarantor      Parent        Elimination     Consolidated
                                                     Subsidiaries   Subsidiaries    Corporation        Entries           Total
                                                     ------------   -------------   -----------      -----------     ------------
                                                                                   (In Thousands)

                                                               ASSETS

Current Assets:
    Cash and cash equivalents .....................   $   1,499        $ 1,939        $  1,495        $      --        $  4,933
    Accounts receivable, net ......................      49,848          6,424          48,085               --         104,357
    Inventories ...................................      23,280          6,824          35,758               --          65,862
    Deferred tax asset ............................       3,473             --          11,983               --          15,456
    Prepaid and other current assets ..............       9,301            265           6,502               --          16,068
                                                      ---------        -------        --------        ---------        --------
       Total current assets .......................      87,401         15,452         103,823               --         206,676
Property, Plant and Equipment, net ................     139,415         49,956         133,713               --         323,084
Intercompany Receivable ...........................          --            118         105,246         (105,364)             --
Investments in Subsidiaries .......................      19,438             --         268,231         (287,669)             --
Acquired Intangible Assets, net ...................     194,442             --              --               --         194,442
Other Assets ......................................       2,205            243           7,152               --           9,600
                                                      ---------        -------        --------        ---------        --------
                                                      $ 442,901        $65,769        $618,165        $(393,033)       $733,802
                                                      =========        =======        ========        =========        ========

                                              LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
    Current portion of long-term debt .............   $   3,590        $    92        $    802        $      --        $  4,484
    Accounts payable ..............................      28,610          5,699          30,864               --          65,173
    Intercompany payable ..........................      66,154         39,210              --         (105,364)             --
    Accrued payroll and other employee
    benefits ......................................       3,319            151          22,477               --          25,947
    Accrued taxes .................................      14,317            119         (12,817)              --           1,619
    Other accrued expenses ........................       2,473            132          15,635               --          18,240
                                                      ---------        -------        --------        ---------        --------
       Total current liabilities ..................     118,463         45,403          56,961         (105,364)        115,463
Long Term Debt, net of current portion ............       6,036            315         360,547               --         366,898
Deferred Tax Liability ............................      50,785             --             883               --          51,668
Other Long Term Liabilities .......................          --             --           9,192               --           9,192
Stockholders' Investment:
    Common stock, $0.05 par value;
       Authorized - 50,000 shares
       Issued and outstanding - 13,321
       in 1998 ....................................          11         29,654             667          (29,665)            667
    Paid-in capital ...............................     400,616             --         173,338         (400,616)        173,338
    Deferred compensation .........................          --             --             (59)              --             (59)
    Retained earnings .............................    (133,010)        (9,603)         16,636          142,612          16,635
                                                      ---------        -------        --------        ---------        --------
       Total stockholders' investment .............     267,617         20,051         190,582         (287,669)        190,581
                                                      ---------        -------        --------        ---------        --------
                                                      $ 442,901        $65,769        $618,165        $(393,033)       $733,802
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
                                                      ========         =======        ========         =======        ========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                   (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                     For the Nine Months Ending August 1, 1998
                                                    ----------------------------------------------------------------------------
                                                     Guarantor     Non-Guarantor      Parent        Elimination     Consolidated
                                                    Subsidiaries   Subsidiaries    Corporation        Entries           Total
                                                    ------------   -------------   -----------      -----------     ------------
                                                                                  (In Thousands)

Net cash provided by (used in) operating
    activities ................................       $(17,329)      $ (7,383)       $  56,669        $ 1,592         $  33,549
                                                      --------       --------        ---------        -------         ---------

Cash Flows from Investing Activities:
    Purchase of short-term investments ........             --             --           (2,020)            --            (2,020)
    Maturities of short-term investments ......             --             --            3,582             --             3,582
    FSC dividend ..............................             --         (1,852)           1,852             --                --
    Purchase of property, plant and
    equipment .................................        (17,637)       (18,940)         (32,296)            --           (68,873)
    Investments in subsidiaries ...............            727          1,852             (987)        (1,592)               --
    Acquisition of Continental Circuits .......             --             --         (192,532)            --          (192,532)
                                                      --------       --------        ---------        -------         ---------
        Net cash used in investing
        activities ............................        (16,910)       (18,940)        (222,401)        (1,592)         (259,843)
                                                      --------       --------        ---------        -------         ---------

Cash Flows from Financing Activities:
    Principal payments of long-term debt ......        (38,302)           (51)        (207,360)            --          (245,713)
    Net proceeds from issuance of
    long-term debt ............................             --             --          459,665             --           459,665
    Proceeds from exercise of stock
    options ...................................             --             --              770             --               770
    Tax benefit from exercise of options ......             --             --            1,742             --             1,742
    Proceeds from the sale of common
    stock .....................................             --             --            2,592             --             2,592
    Intercompany payable ......................         75,643         26,064         (101,707)            --                --
                                                      --------       --------        ---------        -------         ---------
        Net cash (used in) provided by
        financing activities ..................         37,341         26,013          155,702             --           219,056
                                                      --------       --------        ---------        -------         ---------

Net Increase (Decrease) in Cash and
    Cash Equivalents ..........................          3,102           (310)         (10,030)            --            (7,238)
Cash and Cash Equivalents, Beginning
    of Period .................................         (1,603)         2,249           11,525             --            12,171
                                                      --------       --------        ---------        -------         ---------
Cash and Cash Equivalents, End of Period ......       $  1,499       $  1,939        $   1,495        $    --         $   4,933
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

9.  SUBSEQUENT EVENT

    On September 15, 1998 the Company amended its Credit Facility with the Third Amendment and Modification Agreement dated as of September 14, 1998. This most recent amendment to the Credit Facility, among other things, amended and added certain covenants, changed the available borrowing capacity under the Credit Facility from $400 million to the lesser of $300 million and the Borrowing Base and granted the banks a first priority mortgage and security interest in substantially all of the assets of each of the Company and the subsidiaries which are guarantors of the Credit Facility. The Borrowing Base is an amount, determined monthly (or more frequently in certain circumstances) by the Agent (as defined in the Credit Facility), equal to the sum of specified percentages of Eligible Accounts Receivable (domestic and foreign), domestic Eligible Inventory, Eligible Fixed Assets and a percentage, determined in the Agent's sole discretion, of Eligible Foreign Inventory, less certain Reserves (all as defined in the Credit Facility). Under this most recent amendment to the Credit Facility the Company is also required to pay a quarterly usage fee based on an Applicable Base Rate
    Usage Fee Margin and an Applicable Eurodollar Rate Usage Fee Margin (both as defined in the Credit Facility). The Credit Facility expires and all outstanding loans thereunder mature on January 8, 2002.

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

    RESULTS OF OPERATIONS

    THIRD QUARTER

    Net sales for the third quarter of 1998 increased 9.9% over the same period in 1997. The increase resulted from several factors including the acquisition of Continental on March 20, 1998, which added $30.3 million to printed circuit and design net sales in the quarter, and an increase in backplane assembly net sales. Backplane assembly net sales increased 107.0 % due to higher product volume and shipments. Printed circuit net sales decreased due to lower production volume and shipments, and a 11.0% decrease in average pricing for the third quarter of 1998 over the same period in fiscal 1997. The shift towards printed circuits with more layers and greater densities partially offset the decrease in the volume of shipments and decrease in price. Net sales from backplane assemblies increased to 17.2% of net sales from 9.1% in the third quarter of 1997. The net sales increase for the third quarter of 1998 over the same period in 1997 was partially offset by the effects of a general slowdown in the broad electronics industry, the economic situation in Asia, inventory backlogs in the end user market, customer inventory adjustments and customer product transitions.


    The gross profit margin decreased to 9.2% in the third quarter of 1998 from 21.4% in the comparable period in fiscal 1997. Lower pricing on printed circuits caused gross margins to decrease by 9.3%. Lower capacity utilization from printed circuit operations caused margins to decrease by 4.3%. The effect of lower overall gross margins from Hadco Santa Clara (formerly Zycon) and Hadco Phoenix (formerly Continental) operations caused margins to decrease by 2.0%. All of these decreases were partially offset by lower unit costs through improved production efficiencies resulting in an overall decrease in the gross margin of 12.2%. For additional information regarding the factors affecting gross margin please see "Factors That May Affect Future Results -- Risks Relating to Fluctuations in Quarterly Operating Results," "Factors That May Affect Future Results -- Dependence on Electronics Industry" and "Factors That May Affect Future Results -- Risks Relating to the Acquisitions and the Company's Acquisition Strategy."


    Operating expenses, as a percent of net sales, increased to 10.6% in the third quarter of 1998 from 9.8% in the comparable period in fiscal 1997 due to increased goodwill and purchased intangibles amortization expenses from the acquisition of Continental.

    On July 31, 1998, the Company completed a limited restructuring of its workforce, which reduced the Company's workforce by approximately 3%. This restructuring was in addition to the consolidation of the East Coast Tech Center Facilities. The cost of this limited restructuring is comprised of severance and related benefits for the terminated employees. Income from operations for the third quarter of 1998 was reduced by approximately $1.1 million related to this limited restructuring. Additionally, the general economic slowdown in the broad electronics industry, the economic situation in Asia, inventory backlogs in the end user market, customer inventory adjustments and customer product transitions negatively affected net income for third quarter of 1998.

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

    YEAR TO DATE

    Net sales for the nine months ended August 1, 1998 increased 28.1% over net sales for the nine months ended July 26, 1997. The increase resulted from several factors including the acquisitions of Zycon and Continental, which added $91.5 million to printed circuit net sales in the nine month period, and an increase in backplane assembly net sales (excluding these Acquisitions). Backplane assembly net sales increased due to higher production volume and shipments. Printed circuit net sales increased due to higher production volume and shipments and a shift towards products with more layers and greater densities. In addition, average pricing for printed circuits decreased 9.5% for the first nine months of fiscal 1998 over the same period in fiscal 1997. Net sales from backplane assemblies increased to 15.2% of net sales from 10.7% in the first nine months of fiscal 1997. The net sales increase for the nine months ended August 1, 1998 over the same period in 1997 was partially offset by the effects of a general slowdown in the broad electronics industry, the economic situation in Asia, inventory backlogs in the end user market, customer inventory adjustments and customer product transitions.

    The gross profit margin decreased to 15.5% in the nine months ended
    August 1, 1998 from 21.9% in the comparable period in fiscal 1997. Lower pricing on printed circuits caused margins to decrease by 6.9%. Lower capacity utilization from printed circuit operations caused margins to decrease by 2.1%. The effect of lower overall gross margins from Hadco Santa Clara (formerly Zycon) and Hadco Phoenix (formerly Continental) operations caused margins to decrease by 1.8%. All of these decreases were partially offset by lower unit costs achieved through improved production efficiencies resulting in an overall decrease in the gross margin of 6.4%. For additional information regarding the factors affecting gross margin please see "Factors That May Affect Future Results -- Risks Relating to Fluctuations in Quarterly Operating Results," "Factors That May Affect Future Results -- Dependence on Electronics Industry" and "Factors That May Affect Future Results -- Risks Relating to the Acquisitions and the Company's Acquisition Strategy." Operating expenses, as a percent of net sales, increased to 10.0% in the nine months ended August 1, 1998 from 9.9% in the comparable period in fiscal 1997, due to goodwill and purchased intangibles amortization.

    Income from operations for the nine months ended August 1, 1998 and July 26, 1997, was reduced by $63 million and $78 million, respectively, due to non-recurring write-offs of acquired in-process research and development recorded in connection with the Continental and Zycon acquisitions. The remaining goodwill and purchased intangibles will be amortized over 12 to 30 years, with an average amortization period of 17 years, which will reduce income from operations by approximately $3.1 million per fiscal quarter. In addition, income from operations for the nine months ended August 1, 1998 was reduced by approximately $7.1 million for restructuring and other non-recurring charges related to the consolidation of the Company's East Coast Tech Center operations and limited restructuring of the Company's workforce. The limited restructuring reduced the Company's workforce by approximately 3%. Included in the restructuring and other charges is $2.5 million, which represents the write-down of existing assets to their net realizable value, in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." See Note 6 of the Consolidated Condensed Financial Statements. Additionally, the general economic slowdown in the broad electronics industry, the economic situation in Asia, inventory backlogs in the end user market, customer inventory adjustments and customer product transitions negatively affected net income for the nine months ended August 1, 1998.

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

    In December 1997, the Company entered into a $400 million unsecured senior revolving credit loan facility with a group of banks, which amended and restated an existing credit facility (the "Credit Facility"). Interest on loans outstanding under the Credit Facility is, at the Company's option, payable at either (1) the Base Rate (as defined in the Credit Facility), or
    (2) the Eurodollar Rate, plus the Applicable Eurodollar Rate Margin (both as defined in the Credit Facility). As of August 1, 1998, the weighted average interest rate on loans outstanding under the Credit Facility was 6.75%. At August 1, 1998, $160 million was outstanding under the Credit Facility. The Credit Facility matures in January 2002. The Company was in default as of the four quarter period ended August 1, 1998 with respect to two of its financial covenants, which defaults have been waived by the Company's banks.

    On September 15, 1998, the Company amended its Credit Facility. The most recent amendment to the Credit Facility, among other things, amended and added certain covenants, changed the available borrowing capacity under the Credit Facility from $400 million to the lesser of $300 million and the Borrowing Base (as defined in the Credit Facility) and granted the banks a first priority mortgage and security interest in substantially all of the assets of each of the Company and the subsidiaries which are guarantors of the Credit Facility. Under the most recent amendment to the Credit Facility, the Company is also required to pay a quarterly usage fee based on an Applicable Base Rate Usage Fee Margin and an Applicable Eurodollar Rate Usage Fee Margin. See Notes 4 and 9 to Consolidated Financial Statements.

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

    INVESTMENTS IN INTELLECTUAL PROPERTY; INTELLECTUAL PROPERTY PROTECTION

    The Company's success depends in part on its proprietary techniques and manufacturing expertise, particularly in the area of complex multilayer printed circuits. As of August 1, 1998, the Company had capitalized approximately $194 million of acquired intangible assets, consisting primarily of developed technology, customer relationships and goodwill. These intangible assets are being amortized over lives ranging from 12 to 30 years. The Company assesses the realizability and valuation of intangible assets based on the estimated cash flows to be generated by such assets. Based on its most recent analyses, the Company believes that no material impairment of intangible assets exists as of August 1, 1998. Impairment occurs when actual cash flows generated do not equal or exceed estimated cash flows. However, the estimated cash flows are based on assumptions the Company believes to be reasonable, but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual cash flows may vary from the projected cash flows. In such event, the Company may be required to write-off or write-down the value of assets which are impaired. Any such write-off or write-down may result in a material adverse effect on the financial condition and results of operations of the Company. See Note 2 of Notes to Consolidated Condensed Financial Statements.

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

    INVESTMENTS IN INTELLECTUAL PROPERTY; INTELLECTUAL PROPERTY PROTECTION (CONTINUED)

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

                                           Hadco Corporation


    Date: October 13, 1998                 By: /s/ Timothy P. Losik
                                               ---------------------------------
                                               Timothy P. Losik
                                               Senior Vice President and  Chief
                                               Financial Officer (principal
                                               financial officer and principal
                                               accounting officer)