Form 10-K405
period 1998-10-31
HADCO CORP
filed 1999-01-13
CIK 729533

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1998

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
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

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

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $478,172,398 based on the price of the last reported sale on the over-the-counter National Market System on January 6, 1999 as reported by NASDAQ.

     As of January 6, 1999, there were 13,469,645 shares of Common Stock, $.05 per value, outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended October 31, 1998. Portions of such proxy statement are incorporated by reference into Part III of this Report.
================================================================================

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

     As used herein, the terms "Company" and "Hadco," unless otherwise indicated or the context otherwise requires, refer to Hadco Corporation and its subsidiaries, including Hadco Phoenix, Inc. ("Hadco Phoenix") (formerly Continental Circuits Corp. ("Continental")) and Hadco Santa Clara, Inc. ("Hadco Santa Clara") (formerly Zycon Corporation ("Zycon")). Hadco Santa Clara holds the assets formerly held by Zycon, and Hadco Phoenix holds the assets formerly held by Continental. Zycon Corporation and Continental Circuits Corp. are currently wholly owned subsidiaries of the Company and are merely name holding entities. References herein to a fiscal year end relate to a year ending on the last Saturday in October (for example, fiscal 1998 refers to the Company's fiscal year ended October 31, 1998). On March 20, 1998, the Company acquired all of the outstanding capital stock of Continental (the "Continental Acquisition"), and on January 10, 1997, the Company acquired all of the outstanding capital stock of Zycon (the "Zycon Acquisition"). The Continental Acquisition and the Zycon Acquisition are collectively referred to herein as the "Acquisitions." Unless otherwise indicated or the context otherwise requires, the results of Zycon's operations and other financial information relating to Zycon since January 10, 1997 are included in the Company's historical consolidated financial information presented herein. Similarly, unless otherwise indicated or the context otherwise requires, the results of Continental's operations and other financial information relating to Continental since March 20, 1998 are included in the Company's historical consolidated financial information presented herein.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Hadco is the largest manufacturer of advanced electronic interconnect products in North America. The Company offers a wide array of sophisticated manufacturing, engineering and systems integration services to meet its customers' electronic interconnect needs.

     The Company's principal products are multilayer rigid printed circuits, backplane assemblies and systems assemblies. Printed circuits are the basic platforms used to interconnect microprocessors, integrated circuits and other components essential to the functioning of electronic systems. Backplane assemblies are generally larger and thicker printed circuits on which connectors are mounted to receive and interconnect printed circuits, integrated circuits and other electronic components. Systems assemblies include the backplane, power supply, fan card, cabling and system chassis.

     Hadco's advanced manufacturing and assembly facilities are designed to meet the accelerated time-to-market and time-to-volume requirements of its customers whose markets are characterized by high growth rates, rapid technological advances and short product life cycles. The Company has created development groups at various facilities that work closely with customers during the early stages of the product life-cycle in an effort to develop process changes and refinements required for volume production. The types of projects managed by the development groups include increased printed circuit density, advanced electronic packaging, advanced materials, and new product offerings.

     Hadco acquired Zycon on January 10, 1997. This acquisition increased Hadco's net sales significantly, added approximately 600,000 square feet of manufacturing space (approximately a 100% increase at the time) and substantially expanded the Company's manufacturing capabilities and geographic reach. These acquired manufacturing capabilities include state-of-the-art West Coast facilities for volume production of complex printed circuits and backplane and system assemblies, a quick-turn prototype and design facility on the East Coast, and a newly constructed facility for volume production in Malaysia.

     Hadco acquired Continental Circuits on March 20, 1998. This acquisition also increased Hadco's net sales significantly, added approximately 305,000 square feet of manufacturing space, and further expanded the Company's manufacturing capabilities and geographic reach. These acquired manufacturing capabilities include a facility in Phoenix, Arizona for the volume production of complex printed circuits, a quick-turn prototype facility in Austin, Texas, a flexible printed circuit facility in California, and printed circuit engineering and design sites in Texas, California, and Colorado. On January 7, 1999, the Company preliminarily agreed to enter into a joint venture with Parlex Corporation to market and manufacture flexible printed circuits. In connection with such proposed joint venture, Parlex Corporation would initially acquire a 55% interest in the Company's flexible printed circuit facility in California.

     The Acquisitions have broadened the Company's customer base, expanded its involvement in various industry sectors, added new proprietary technologies and increased its sales force.

     The Company was incorporated in Massachusetts in 1966. The Company's principal executive offices are located at 12A Manor Parkway, Salem, New Hampshire 03079, and its telephone number is (603) 898-8000.

PRODUCTS AND SERVICES

     The Company's products and services are designed to meet its customers' interconnect needs for dense multilayer printed circuits and backplane and system assemblies. Hadco offers complementary processes and capabilities that span the product life-cycle. The Company's offering includes the following products and services:

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

     Quick-Turn Prototype. Prototypes typically require lead times of three to seven days, and as short as 24 hours. The Company provides quick-turn prototype services to the product development groups of customers that require small test quantities. Hadco offers these services through facilities in Massachusetts, Texas and California. Prototype development at these facilities has included multilayer printed circuits of up to 48 layers, embedded discrete components, Multichip Modules (MCM), Single Chip Carriers (SCC), planar magnetics, advanced surface finishes, and various high performance substrates for the high frequency microwave market. These facilities also support advanced attachment technologies such as Tape Automated Bonding (TAB), Direct Chip Attach (DCA) and High Density Interposers (HDI). In combining the design of a printed circuit with the manufacture of the prototype, Hadco can reduce the length of the design/manufacture cycle. By working closely with customers at the design and prototype stage, the Company believes it strengthens long-term relationships with its customers and gains an advantage in securing a preferred vendor status when customers begin volume production.

     Pre-Production. Pre-production is the manufacture of limited quantities of electronic interconnects during the transition period from prototype to volume production. Pre-production generally requires quick-turn delivery to accommodate time-to-volume pressures or as a temporary solution for unforeseen customer demands. Pre-production is done both in the quick-turn prototype and volume production facilities.

     Volume Production. Volume production is characterized by longer lead times and increased emphasis on lower cost as the product moves to full-scale commercial production. As customers increasingly demand a quick transition from prototype to volume production, few independent manufacturers can provide complex printed circuits of 20 or more layers in the volume provided by Hadco's larger facilities. The Company operates six facilities located in California, New York, New Hampshire, Arizona and Malaysia for medium and high-volume printed circuit production.

     Backplane and System Assembly. Backplanes are generally larger and thicker printed circuits on which connectors are mounted to interconnect printed circuits, integrated circuits and other electronic components. System assemblies include the backplane, power supply, fan card, cabling and system chassis. Hadco incorporates its own printed circuits in backplane and system assemblies to provide customers with a high level of printed circuit technology on a quick-turn and volume basis. Net sales of backplane and system assemblies accounted for 17%, 11%, and 16% of total Company net sales during fiscal 1996, 1997 and 1998, respectively, and for 15% on a pro forma basis including Continental during fiscal 1998. With its backplane and system assembly operations, Hadco is one of a few companies that provides its customers with the advantage of an integrated offering to meet their needs from development and design through volume production to backplane and system assembly.

     The Company's advanced process capabilities enhance each of the above services and include:

     Manufacture of High Performance Printed Circuits. At its quick-turn prototype and volume production facilities, the Company produces technologically advanced printed circuits primarily for the high performance market. These printed circuits, used principally in the data communications and telecommunications industries, are designed to function in high temperature environments and at higher frequencies. Materials used by the Company for these products include Teflon(R), cyanate ester, GETEK(R), liquid crystal polymers, polymides, and bismaleimide triazine epoxies.

     Development of Emerging Technologies. The Company undertakes projects to develop advanced or improved processes, materials and product lines. Buried Capacitance(TM) is an advanced material developed by the Company to provide improved electrical performance and greater interconnect densities. The Company receives revenue from sales of products containing this technology, as well as net royalty income from licensing its use. In addition, the Company is developing the microPath(TM) family of microvia processes, which include liquid imaging, dry film imaging, plasma etching, and laser drilling. Microvias provide a significant increase in printed circuit density. The Continental Acquisition added PCA Design's microvia design methodology. The Company also produces rigid flex printed circuit products utilizing licensed HVRFlex(TM) technology. These products enable customers to fold a printed circuit and reduce the need for cable connectors in the portable computer and telecommunications markets. See
Item 2, "Manufacturing and Facilities."

MARKETS AND CUSTOMERS

     Hadco's customers are a diverse group of original equipment manufacturers
(OEMs) and contract manufacturers in the computing (mainly workstations, servers, mainframes, storage and notebooks), data communications/telecommunications and industrial automation industries, including process controls, automotive, medical and instrumentation. The following table shows, for the periods indicated, the Company's net sales and percentage of its net sales to the principal end-user markets it serves. The information reflected in the table includes the combined operations of Zycon and the Company since January 10, 1997 and of Continental and the Company since March 20, 1998.

                                                                 FISCAL YEAR ENDED,
                                                    --------------------------------------------
                                                    OCTOBER 26,     OCTOBER 25,     OCTOBER 31,
MARKETS                                                 1996            1997            1998
-------                                             ------------    ------------    ------------
                                                               (DOLLARS IN MILLIONS)

Computing.........................................  $119.2    34%   $205.0    32%   $278.3    34%
Contract Assembly.................................   112.2    32     289.2    44     341.8    41
Data Communications/Telecommunications............    94.7    27     119.1    18     146.7    18
Industrial Automation.............................    17.5     5      24.8     4      40.1     5
Other.............................................     7.1     2      10.6     2      19.5     2
                                                    ------   ---    ------   ---    ------   ---
Total Net Sales...................................  $350.7   100%   $648.7   100%   $826.4   100%
                                                    ======   ===    ======   ===    ======   ===

     The Company supplied its products and services to a diverse base of approximately 740 customers in fiscal 1998, including 93 customers with purchases in excess of $1 million. The Company attempts to market its products to customers who currently have, or have the potential to achieve, significant market share in their respective industries. The following were the Company's largest customers in fiscal 1998:

          *Cabletron Systems                      *RSP Manufacturing
          *Celestica                              *Nortel Networks
          *Cisco Systems                          *SCI Systems
          *Compaq Computer                        *Solectron
          *Lucent Technologies                    *Storage Technology

     During fiscal 1996, 1997 and 1998, no customer accounted for more than approximately 15%, 15% and 17%, respectively, of Hadco's net sales. In fiscal 1998, one customer, Solectron, accounted for approximately 17% of the net sales of the Company. The Company's ten largest customers together accounted for approximately 48%, 47% and 51%, respectively, during the same periods.

     The Company generally does not obtain long-term purchase orders or commitments from its customers, and the orders received by the Company generally require delivery within 90 days. However, many of the Company's customers have maintained long-term purchasing relationships with the Company. See Item 7, "Factors That May Affect Future Results -- Risks Relating to Variability of Orders from Customers; Backlog."

     During fiscal 1998, approximately 21% of the Company's net sales were attributable to sales outside of the United States, principally in Canada and Europe. The Company currently intends to expand its sales efforts outside of the United States.

SALES AND MARKETING

     The Company markets its products through its own sales and marketing organization and independent manufacturers' representatives. The Company is represented by independent manufacturers' representatives located in North America, South America, Europe, Mexico, South Africa, Asia, Australia, New Zealand and the Middle East. Regional direct sales offices are located throughout North America, and in Ireland and Singapore. The Company's sales organization also has a support staff of sales engineers and technical service personnel responsible for technical liaison and problem solving, development of product and market opportunities, market research and marketing communications.

     The Company focuses on developing close relationships with customers beginning at the earliest development and design phases and continuing throughout all stages of product production. The Company identifies, develops and markets new technologies that benefit its customers and is intended to position the Company as an important source for these solutions. The Company hosts Regional Technology Symposiums at which the Company's technical capabilities are presented to, and industry technical trends are discussed with, customers of the Company.

SUPPLIER RELATIONSHIPS

     Historically, the majority of raw materials used in the Company's manufacture of printed circuits and components used in backplane and system assemblies have been readily available. However, product changes and the overall demand for electronic interconnect products could increase the industry's use of new laminate materials, standard laminate materials, multilayer blanks, electronic components and other materials, and therefore such materials may not be readily available to the Company in the future. The Company believes that the potential exists for a shortage of materials in the printed circuit and electronic assembly industries which could have a material adverse effect on the Company's manufacturing operations and future unit costs. In response to such concerns, the Company engages in the normal industry practice of maintaining primary and secondary vendors. There can be no assurances that shortages of certain types of raw materials or components or price fluctuations will not occur in the future. See Item 7, "Factors That May Affect Future
Results -- Risks of Inability to Obtain Raw Materials and Components."

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

COMPETITION

     The electronic interconnect industry is highly fragmented and characterized by intense competition. The Company believes that its major competitors are the large U.S. and international independent and captive producers that also manufacture multilayer printed circuits and provide backplane and other electronic assemblies. Some of these competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than the Company. Hadco competes on the basis of product quality, timeliness of delivery, price, customer technical support and its integrated offering, from development and design through volume production to backplane and system assembly.

     During periods of recession or economic slowdown in the electronics industry and other periods when excess capacity exists, electronic OEMs are able to negotiate lower prices, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company believes that price competition from printed circuit manufacturers in Asia and other locations with lower production costs may play an increasing role in the printed circuit markets in which the Company competes. This price competition from Asian printed circuit manufacturers may intensify as a result of economic turmoil, currency devaluations or financial market instability that many Asian countries are currently experiencing. The Company's basic interconnect technology is generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.

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

PRODUCT PROTECTION

     The Company has obtained eleven United States patents and 25 foreign patents directed to printed circuit boards and methods of manufacturing printed circuit boards which expire between the years 2009 through 2014. Although Hadco seeks to protect certain proprietary technology and other intangible assets through patents and trademark filings, it has relatively few patents and relies primarily on trade secret protection. There can be no assurance that the Company will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. The future success of the Company will depend on the continued development of processes and capabilities. The Company believes that its accumulated experience with respect to materials and process technology is also important to its operations. See Item 3, "Legal Proceedings and Claims."

RELEASED BACKLOG

     The Company's released backlog as of October 31, 1998 was $140.1 million, compared with $122.3 million as of October 25, 1997. The Company anticipates delivering approximately 89% of its released backlog during its first quarter of fiscal 1999. Released backlog consists of orders for which artwork has been received, a delivery date has been scheduled and the Company anticipates it will manufacture and deliver the order. Cancellation and postponement charges, to the extent they exist with respect to released backlog, generally vary depending upon the time of cancellation or postponement, and a significant portion of the Company's released backlog at any time may be subject to cancellation or postponement without penalty. Variations in the size, timing and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements, may result in substantial fluctuations in released backlog from period to period. Accordingly, the Company believes that released backlog is not a meaningful indicator of future quarterly or annual financial results.

EMPLOYEES

     As of October 31, 1998, the Company had 7,673 employees, compared to 6,142 employees as of October 25, 1997. The employees are not represented by a union, and the Company has never experienced any labor problems resulting in a work stoppage.

ENVIRONMENTAL MATTERS

     The Company is required to comply with all federal, state, county and municipal regulations regarding protection of the environment. There can be no assurance that more stringent environmental laws will not be adopted in the future and, if adopted, the costs of compliance with more stringent environmental laws could be substantial. Waste treatment and disposal are major considerations for printed circuit manufacturers. The Company uses chemicals in the manufacture of its products that are classified by the Environmental Protection Agency (EPA) as hazardous substances. The Company is aware of certain chemicals that exist in the ground at certain of its facilities. The Company has notified various governmental agencies and continues to work with them to monitor and resolve these matters. During March 1995, the Company received a Record Of Decision (ROD) from the New York State Department of Environmental Conservation (NYSDEC), regarding soil and groundwater contamination at its Owego, New York facility. Based on a Remedial Investigation and Feasibility Study (RIFS) for apparent on-site contamination at that facility and a Focused Feasibility Study (FFS), each prepared by environmental consultants of the Company, the NYSDEC has approved a remediation program of groundwater withdrawal and treatment and iterative soil flushing. The

Company has executed a Modification of the Order on Consent to implement the approved ROD. The cost, based upon the FFS, to implement this remediation is estimated to be $4.6 million, and is expected to be expended as follows:
$260,000 for capital equipment and $4.3 million for operation and maintenance costs which will be incurred and expended over the estimated life of the program of 30 years. In the summer of 1998, NYSDEC took additional samples from a wetland area near the Company's Owego facility. Analytical reports of earlier sediment samples indicated the presence of certain inorganics. The new samples showed elevated levels of certain metals, but NYSDEC has not made a determination as to the potential source of such metals, the remedial action to be taken, or the persons to undertake and/or pay for any remediation. There can be no assurance that the Company and/or other third parties will not be required to conduct additional investigations and remediation at that location, the costs of which are currently indeterminable due to the numerous variables described in the fourth paragraph of this "--Environmental Matters" section.

     See Item 3, "Legal Proceedings and Claims" for a discussion of certain environmental matters relating to a printed circuit manufacturing facility formerly operated by the Company in Florida.

     The Company commenced the operation of a groundwater extraction system at its Derry, New Hampshire facility to address certain groundwater contamination and groundwater migration control issues. Further investigation is underway to determine the areal extent of the groundwater contaminant plume. Because of the uncertainty regarding both the quantity of contaminants beneath the building at the site and the long-term effectiveness of the groundwater migration control system the Company has installed, it is not possible to make a reliable estimate of the length of time remedial activity will have to be performed. However, it is anticipated that the groundwater extraction system will be operated for at least 30 years. There can be no assurance that the Company will not be required to conduct additional investigations and remediation relating to the Derry facility. The total costs of such groundwater extraction system and of conducting any additional investigations and remediation relating to the Derry facility are not fully determinable due to the numerous variables described in the fourth paragraph of this "--Environmental Matters" section.

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

     Management believes the ultimate disposition of above known environmental matters described in this "--Environmental Matters" section will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of Notes to the Company's Consolidated Financial Statements.

     The Company plans additional capital expenditures during fiscal 1999 to further reduce air emissions and reduce waste generation. See discussion under
Item 2, "Manufacturing and Facilities" concerning the Company's capital expenditures relating to environmental control facilities and equipment, and under Item 3, "Legal Proceedings and Claims" relating to lawsuits regarding environmental matters.

ITEM 2.  MANUFACTURING AND FACILITIES

     The need for high volume production of dense multilayer printed circuits requires complex manufacturing processes and necessitates high levels of investment in facilities, advanced materials, production processes and product design capabilities. The Company employs numerous advanced manufacturing techniques and systems, including Computer Aided Manufacturing (CAM) systems, Computer Integrated Manufacturing (CIM) systems, computer controlled drilling and routing, laser drilling, dry-film imaging, multi-purpose metals plating, high volume surface coating, dual-access electrical testing, automated optical inspection, high-volume photoimageable solder mask processing, and computer controlled high-volume lamination systems. These techniques enable Hadco to manufacture multilayer printed circuits of consistent quality, in high volume and on a timely basis. All of the Company's production facilities are ISO9002 certified. See Item 1, "Business -- Products and Services."

     Hadco has pursued a strategy of expanding the capacity and geographic scope of its manufacturing facilities to better serve high growth segments of the electronics industry in key geographic markets. The Company added approximately 600,000 square feet of manufacturing space through the Zycon Acquisition in January 1997. In addition, with the Continental Acquisition in March 1998, the Company added a volume manufacturing facility totaling 229,000 square feet in Arizona, a 60,000 square foot quick-turn prototype facility in Texas, and a 16,000 square foot flexible printed circuit manufacturing facility in California.

     In total, the Company leases or owns approximately 1.6 million square feet of manufacturing space. The Company's significant facilities are as follows:

         FUNCTION                                          LOCATION                 SQUARE FEET
         --------                             ----------------------------------    -----------

         Volume Production..................  Santa Clara and San Jose, CA            365,000*
                                              Owego, NY                               292,000
                                              Phoenix, AZ                             229,000
                                              Derry, NH                               200,000
                                              Kuching, Malaysia                       180,000
                                              Hudson, NH                               67,000

         Quick-Turn Prototype...............  Haverhill, MA                            71,000
                                              Watsonville, CA                          46,000
                                              Austin, TX                               60,000

         Backplane and System Assembly......  Salem, NH                                60,000
                                              Santa Clara, CA                          37,000

         Administrative.....................  Salem, NH                                53,000
                                              Santa Clara, CA                          30,000
                                              Phoenix, AZ                              21,000

         Warehouse..........................  San Jose, CA                             25,000

---------------

* Does not include the 16,000 square foot flexible printed circuit facility in San Jose, CA.

     The Company owns its volume production facilities in Owego, New York, Derry, New Hampshire, Hudson, New Hampshire and Phoenix, Arizona. The Company leases its volume production and backplane and system assembly facilities in Santa Clara and San Jose, California, which are located in four adjacent buildings; the leases for these four buildings expire in March 2009, and contain options to extend for up to two additional periods of five years each. The Company leases the land on which the volume production facility in Kuching, Malaysia is located for a period of 60 years, expiring in November 2055. The Hudson, New Hampshire operations are located in two separate buildings, one of which, containing 41,300 square feet, is owned by the Company, and the second of which, containing 25,400 square feet, is leased with the lease expiring in December 2000, with options to extend through December 2009.

     Leases for the Company's quick-turn prototype facility in Haverhill, Massachusetts expire in December 2003, with options on two of the leases to extend for an additional five years and options on the third lease to extend for an additional ten years. The lease for the Watsonville, California quick-turn prototype facility expires in December 1999, with options to extend until December 2011. The lease for the quick-turn prototype facility in Austin, Texas expires in March 2004, with options to extend until March 2014.

     The lease for the backplane and system assembly facility in Salem, New Hampshire expires in May 2005, with options to extend until May 2011. The leases for the Santa Clara, California buildings include the 37,000 square feet of backplane and system assembly operations.

     As a result of the Continental Acquisition, the Company also leases a flexible printed circuit manufacturing facility in San Jose, California. The San Jose lease expires in December 2000.

     The administrative and corporate offices in Salem, New Hampshire are located in three separate buildings, one of which is covered by a lease expiring in May 2003 with options to extend until May 2008, the second of which is covered by a lease expiring in May 2008, and the third of which is a lease expiring in July 2003, with options to extend until July 2009. The leases for the Santa Clara, California buildings include the 30,000 square feet of administrative space. The Phoenix, Arizona facilities include 21,000 square feet of administrative and office space.

     The lease for the warehouse space in San Jose, California extends for ten years from commencement of the lease term for the entire area subject to the lease, and commencement of the lease term has not yet occurred. The Company is currently in early occupancy of 25,000 square feet of warehouse space. The lease includes one option to extend for an additional five year term.

     Additionally, the Company owns approximately six acres of land in Salem, New Hampshire, approximately five acres of land in Derry, New Hampshire, approximately 29 acres of land in Owego, New York and approximately four acres of land in Phoenix, Arizona.

     The Company believes its facilities are currently adequate for its operating needs.

     In fiscal 1998, the Company's capital expenditures relating to its environmental control facilities and equipment totaled approximately $4.6 million. The Company estimates that it will make capital expenditures with respect to its environmental control facilities and equipment of approximately $5.1 million and $3.5 million in fiscal 1999 and 2000, respectively.

ITEM 3.  LEGAL PROCEEDINGS AND CLAIMS

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

     From 1974 to 1980, the Company operated a printed circuit manufacturing facility in Florida as a lessee. This property is the subject of a pending lawsuit in the circuit court for Broward County, Florida (the "Florida Lawsuit") and an investigation by the Florida Department of Environmental Protection ("FDEP"). In connection with the investigation, Hadco and others have participated in alternative dispute resolution regarding the site with an independent mediator. In connection with the mediation, in February 1992 the FDEP presented computer-generated estimates of remedial costs for activities expected to be spread over a number of years that ranged from approximately $3.3 to $9.7 million. Mediation sessions were suspended during ongoing assessment and feasibility activities at the site. In 1998, mediation sessions resumed. Management believes it is likely that it will participate in implementing a continuing remedial program for the site, the costs of which are currently unknown. In June 1995, Hadco and Gould, Inc., another prior lessee of the site, were each served with a third-party complaint in such pending Florida Lawsuit by a party who had previously been named as a defendant when the Florida Lawsuit was commenced in 1993 by the FDEP. The Florida Lawsuit seeks damages relating to environmental pollution and FDEP costs and expenses, civil penalties, and declaratory and injunctive relief to require the parties to complete assessment and remediation of soil and groundwater contamination. The other parties include alleged owners of the property and Fleet Credit Corporation, a secured lender to a prior lessee of the property. Hadco's costs relating to the resolution of the Florida Lawsuit and the clean up of such site are currently unknown.

     In March 1993, the EPA notified Hadco Santa Clara of its potential liability for maintenance and remediation costs in connection with a hazardous waste disposal facility operated by Casmalia Resources, a California Limited Partnership, in Santa Barbara County, California. The EPA identified Hadco Santa Clara as one of the 65 generators which had disposed of the greatest amounts of materials at the site. Based on the total tonnage contributed by all generators, Hadco Santa Clara's share is estimated at approximately 0.2% of the total weight.

     The Casmalia site was regulated by the EPA during the period when the material was accepted. There is no allegation that Hadco Santa Clara violated any law in the disposal of material at the sites. Rather the EPA's actions stemmed from the fact that Casmalia Resources may not have the financial means to implement a closure plan for the site and because of Hadco Santa Clara's status as a generator of hazardous waste.

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

     On January 12, 1998, Hadco Santa Clara received notice of the filing of a lawsuit, before the Superior Court (County of Santa Clara, California), against it by Jackie Riley, Keith Riley and Richard Riley for damages (including punitive damages) for alleged injuries suffered, including Richard Riley's cancer, as a result of the alleged emission at the Hadco Santa Clara facility of effluent from allegedly toxic and hazardous chemical substances. Because this matter is at an early stage, the Company believes it cannot assess the potential range of damages that might be awarded should the plaintiffs prevail.

     The future costs in connection with the lawsuits described in the preceding paragraphs, which arise under state and federal laws that impose legal liability that may be joint and several, are currently indeterminable due to such factors as the unknown timing and extent of any future remedial actions which may be required, the extent of any liability of the Company and of other potentially responsible parties, and the financial resources of the other potentially responsible parties. See Note 9 of Notes to the Company's Consolidated Financial Statements.

     On March 27, 1998, the Company received written notice from legal counsel for the Lemelson Medical, Education & Research Foundation Limited Partnership (the "Lemelson Partnership"), alleging that the Company was infringing certain patents held by the Lemelson Partnership and offering to license such patents to the Company. The Company denied infringement, but entered into license negotiations. A patent license agreement was entered into by the Company and the Lemelson Partnership in October 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended October 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "HDCO." The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company's Common Stock on the Nasdaq National Market.

                                                              HIGH      LOW
                                                              ----      ----
Fiscal 1997
  First Quarter.............................................  59 1/8    27 3/8
  Second Quarter............................................  57 1/8    33 1/8
  Third Quarter.............................................  75 5/8    41
  Fourth Quarter............................................  73        47 1/2

Fiscal 1998
  First Quarter.............................................  65 1/4    37 1/2
  Second Quarter............................................  54        35 1/2
  Third Quarter.............................................  40        17 1/2
  Fourth Quarter............................................  33 3/4    19 1/4

     The Company has never declared or paid a cash dividend on its Common Stock, and it is anticipated that the Company will continue to retain its earnings for use in its business and not pay cash dividends. Declaration of dividends is within the discretion of the Company's Board of Directors, which will review such dividend policy from time to time. The Company's credit facility with various banks (the "Credit Facility") currently contains a covenant prohibiting the Company from paying a cash dividend. See Note 7 of Notes to the Company's Consolidated Financial Statements.

     As of January 6, 1999, there were approximately 340 holders of record of the Common Stock. On January 6, 1999, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $35.50 per share.

     Under the Company's Outside Directors Compensation Plan of 1998 (the "Outside Directors Plan"), the non-employee directors ("Non-Employee Directors") of the Company receive payment of an annual fee in the form of restricted Common Stock of the Company. Non-Employee Directors may elect to defer receipt of any such payment. Shares issued and deferred under this plan during fiscal 1998 were as follows:

                                                                       FAIR MARKET   FAIR MARKET
                                     NUMBER      NUMBER       NET       VALUE PER     VALUE OF
     ISSUE                          OF SHARES   OF SHARES    SHARES     SHARE AT       SHARES
      DATE                           ISSUED     DEFERRED    RECEIVED   ISSUE DATE      ISSUED
     -----                          ---------   ---------   --------   -----------   -----------
March 1998........................    1,290        215       1,075       $46.50       $ 59,985
June 1998.........................      157         --         157        31.78          4,989
September 1998....................    2,989        427       2,562        23.41         69,972
                                      -----        ---       -----                    --------
                                      4,436        642       3,794                    $134,946
                                      =====        ===       =====                    ========

     Each of the shares of Common Stock of the Company referenced above was issued by the Company in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act for an offering to a small number of knowledgeable persons.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data for Hadco and subsidiaries. The selected consolidated financial data for each of the years ended October 29, 1994, October 28, 1995, October 26, 1996, October 25, 1997 and October 31, 1998 have been derived from the Company's audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                           FISCAL YEAR ENDED
                                        --------------------------------------------------------
                                        OCT. 29,    OCT. 28,    OCT. 26,    OCT. 25,    OCT. 31,
                                          1994        1995        1996      1997(1)     1998(2)
                                        --------    --------    --------    --------    --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales.............................  $221,570    $265,168    $350,685    $648,705    $826,359
Gross profit..........................    45,518      67,440      90,455     141,392     123,690
Restructuring and other
  non-recurring charges...............        --          --          --          --       7,053
Write-off of acquired in-process
  research and development............        --          --          --      78,000      63,050
Income (loss) from operations.........    16,482      33,906      51,532      (1,194)    (28,040)
Net income (loss).....................  $  9,943    $ 21,374    $ 32,014    $(36,493)   $(54,110)
Net income (loss) per share:
     Basic............................  $   1.01    $   2.18    $   3.12    $  (3.18)   $  (4.09)
     Diluted..........................  $   0.93    $   1.98    $   2.89    $  (3.18)   $  (4.09)
Weighted average shares outstanding:
     Basic............................     9,861       9,805      10,245      11,458      13,216
     Diluted..........................    10,720      10,806      11,084      11,458      13,216
CONSOLIDATED BALANCE SHEET DATA:
Working capital.......................  $ 31,829    $ 41,043    $ 43,561    $ 53,693    $ 91,830
Total assets..........................   126,326     162,991     219,501     502,517     743,825
Long-term debt and capital lease
  obligations, net of current
  portion.............................     4,526       2,387       1,515     109,716     354,291
Stockholders' investment..............    77,440     100,774     138,841     239,912     191,549

---------------
(1) Net loss for the year ended October 25, 1997 includes a non-recurring write-off relating to the Zycon Acquisition for acquired in-process research and development. Excluding the non-recurring write-off, income from operations was $76.8 million, net income was $41.5 million and diluted net income per share was $3.48 (based on weighted average shares outstanding of approximately 11,942,000).

(2) Net loss for the year ended October 31, 1998 includes restructuring and other non-recurring charges amounting to $7.1 million pre-tax, and $4.2 million after tax, and a non-recurring write-off of $63 million, pre-tax and after tax, relating to the Continental Acquisition for acquired in-process research and development. Excluding the non-recurring write-offs, income from operations was $42.1 million, net income was $13.2 million and diluted net income per share was $0.97 (based on weighted average shares outstanding of approximately 13,537,000).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements which involve risks and uncertainties. Hadco makes such forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in this Item 7 under "Factors That May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Item 7, the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

ZYCON ACQUISITION

     On January 10, 1997, the Company acquired all of the outstanding capital stock of Zycon. The acquisition added facilities for volume production of multilayer printed circuits and backplane and system assemblies in the Silicon Valley area, a quick-turn prototype and design facility in Massachusetts, and a newly constructed facility for volume production of printed circuits in Malaysia. Hadco acquired Zycon for approximately $212 million (including acquisition costs) and recorded the acquisition under the purchase method of accounting. As a result, a purchase price premium of approximately $182 million was recorded on the transaction. A significant portion of the purchase price was identified in an independent appraisal, using proven valuation procedures and techniques, as intangible assets. These intangible assets included approximately $78 million for acquired in-process research and development ("in-process R&D") for projects that did not have future alternative uses. This allocation represents the estimated fair market value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the in-process R&D had no alternative future uses. Accordingly, these costs were written off in the fiscal quarter ended January 25, 1997. The remaining premium of approximately $104 million was allocated to identifiable intangibles and goodwill, and is being written off over 12 to 30 years, with an average amortization period of 17 years. The acquisition was financed with borrowings under a $250 million senior revolving credit facility, plus existing cash and equivalents.

     On the date of its acquisition, Zycon's in-process R&D value was comprised of six primary R&D programs that were expected to reach completion between late 1997 and 2001. These projects included the introduction of new technology aimed at enabling the miniaturization and specialization of Zycon's printed circuit product line. At the acquisition date, Zycon's R&D programs ranged in completion from 15% to 75%, and total continuing R&D commitments to complete the projects were expected to be approximately $9.8 million. On the acquisition date, expenditures to complete the Zycon projects were expected to be approximately $4.0 million, $2.7 million, $2.2 million, $0.55 million and $0.3 million in 1997 through 2001, respectively. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require maintenance expenditures when and if they reach a state of technological and commercial feasibility.

     Management believes the Company is positioned to complete each of the major R&D programs. However, there is risk associated with the completion of the projects, and there is no assurance that any project will meet with either technological or commercial success. The substantial delay or outright failure of the Zycon R&D could adversely impact the Company's financial condition. See
Note 2 of Notes to the Company's Consolidated Financial Statements.

CONTINENTAL ACQUISITION

     On March 20, 1998, the Company acquired all of the outstanding capital stock of Continental, further broadening Hadco's product and service capabilities. The acquisition added a facility for volume production of multilayer printed circuits in Phoenix, Arizona, a quick-turn prototype facility in Austin, Texas, a flexible printed circuit facility in California and printed circuit engineering and design sites in California, Texas and Colorado. Hadco acquired Continental for approximately $190 million (including acquisition costs) and recorded the acquisition under the purchase method of accounting. As a result, a purchase price premium of $165 million was recorded on the transaction. A significant portion of the purchase price was identified in an independent appraisal, using proven valuation procedures and techniques, as intangible assets. These intangible assets included approximately $63 million for in-process R&D for projects that did not have future alternative uses. This allocation represents the estimated fair market value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the in-process R&D had no alternative future uses. Accordingly, these costs were written off in the fiscal quarter ended May 2, 1998. The remaining premium of $101.9 million was allocated to identifiable intangibles and goodwill, and is being written off over 12 to 20 years, with an average amortization period of 16 years. The acquisition was financed from borrowings under the Credit Facility.

     Continental's in-process R&D value is comprised of eight primary R&D programs that are currently expected to reach completion during periods ranging from 1999 through 2003. These projects are expected to include the introduction of new technology that could, if successful, enable the miniaturization and specialization of Continental's printed circuit product line. At the acquisition date, Continental's R&D programs ranged in completion from approximately 10% to 80%, and total continuing R&D commitments to complete the projects are currently expected to be approximately $12 million. Remaining development efforts for the Continental programs are complex and aimed at the development and advancement of advanced chemical, electrical, and engineering solutions.

     On the acquisition date, certain projects within the Continental R&D programs were expected, if successful, to begin to bear results in late 1998 and 1999. Expenditures to complete the Continental projects are currently expected to be approximately $4.0 million, $2.5 million and $2.5 million in 1999 through 2001, respectively. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require maintenance expenditures when and if they reach a state of technological and commercial feasibility.

     Management believes the Company is positioned to complete each of the major R&D programs. However, there is risk associated with the completion of the projects, and there is no assurance that any project will meet with either technological or commercial success. The substantial delay or outright failure of the Continental R&D could adversely impact the Company's financial condition. See Note 2 of Notes to the Company's Consolidated Financial Statements.

VALUE ASSIGNED TO PURCHASED IN-PROCESS R&D

     The value assigned to purchased in-process R&D was determined by estimating the costs to develop Continental's and Zycon's purchased in-process R&D into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue estimates used to value the in-process R&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

     The rates utilized to discount the net cash flows to their present value are based on Continental's and Zycon's weighted average cost of capital. Given the nature of the risks associated with the estimated growth, profitability and developmental projects, Continental's and Zycon's weighted average cost of capital was adjusted. A discount rate of 14.0% was deemed appropriate for Continental's business enterprise, while a discount rate of 15.0% was deemed appropriate for Zycon's business enterprise. These discount rates are intended to be commensurate with each company's corporate maturity and the uncertainties in the economic estimates described above.

     The estimates used by the Company in valuing in-process R&D were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on the financial condition and results of operations of the Company.

RESULTS OF OPERATIONS

     The following table sets forth certain Consolidated Statements of Operations data and other data as a percentage of net sales. The table and the discussion below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto that appear elsewhere in this Annual Report on Form 10-K.

                                                                     FISCAL YEAR ENDED
                                                              --------------------------------
                                                              OCT. 26,    OCT. 25,    OCT. 31,
                                                                1996      1997(1)     1998(2)
                                                              --------    --------    --------
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales...................................................   100.0%     100.0%      100.0%
Cost of sales...............................................    74.2        78.2        85.0
                                                               -----       -----       -----
Gross profit................................................    25.8        21.8        15.0
                                                               -----       -----       -----
Operating expenses..........................................    11.1         9.2         8.7
Amortization of acquired intangible assets..................      --         0.8         1.2
Write-off of acquired in-process research and development...      --        12.0         7.6
Restructuring and other non-recurring charges...............      --          --         0.9
                                                               -----       -----       -----
Income (loss) from operations...............................    14.7        (0.2)       (3.4)
Interest income (expense) and other, net....................     0.3        (1.2)       (2.4)
                                                               -----       -----       -----
Income (loss) before provision for income taxes.............    15.0        (1.4)       (5.8)
Provision for income taxes..................................     5.9         4.2         0.7
                                                               -----       -----       -----
Net income (loss)...........................................     9.1%       (5.6)%      (6.5)%
                                                               =====       =====       =====

---------------

(1) Net loss for the year ended October 25, 1997 includes a non-recurring write-off relating to the Zycon Acquisition for acquired in-process research and development. As a percentage of net sales, income from operations was 11.8%, income before provision for income taxes was 10.7%, and net income was 6.4%, all before deducting the non-recurring write-off.

(2) Net loss for the year ended October 31, 1998 includes a non-recurring write-off relating to the Continental Acquisition for acquired in-process research and development and for restructuring and other non-recurring expenses. As a percentage of net sales for the year ended October 31, 1998, income from operations was 5.1%, income before provision for income taxes was 2.6%, and net income was 1.6%, all before deducting the non-recurring write-off and restructuring charges.

  Fiscal Years Ended October 31, 1998 and October 25, 1997

     Net sales for 1998 increased 27.4%, or $177.7 million over net sales for 1997. The increase resulted from several factors including the Continental Acquisition, which added $80.4 million to printed circuit net sales, an increase in printed circuit net sales (excluding the acquisition of Continental) of $36.6 million, and an increase in backplane and system assembly net sales of $60.7 million. Printed circuit net sales increased due to higher production volume and shipments as well as the shift towards printed circuits with more layers and greater densities. This increase in printed circuit net sales was partially offset by a 10.3% decrease in average pricing for fiscal 1998 over fiscal 1997. Backplane and system assembly net sales increased due to higher production volume and shipments.

     The gross profit margin decreased to 15.0% in 1998 from 21.8% in 1997. Lower pricing on printed circuits caused margins to decrease by 5.8 percentage points. Lower capacity utilization from printed circuit operations caused margins to decrease by 1.7 percentage points. The effect of lower overall gross margins from Hadco Santa Clara and Hadco Phoenix operations caused margins to decrease by 2.0 percentage points. All of these decreases were partially offset by lower unit costs achieved through improved production efficiencies resulting in an overall decrease in the gross margin of 6.8 percentage points. As a result of the Acquisitions and the increase in backplane and system assembly, the Company expects its gross profit margin will be lower in future fiscal quarters than has historically been the case for Hadco.

     Operating expenses, as a percent of net sales, decreased slightly to 9.9% in fiscal 1998 from 10.0% in fiscal 1997. This decrease was partially offset by goodwill and purchased intangibles amortization of $9,750 in fiscal 1998 as compared to $5,215 in 1997. For additional information regarding the factors affecting gross and operating margins, please see "Factors That May Affect Future Results -- Risks Relating to Fluctuations in Quarterly Operating Results," "Factors That May Affect Future Results -- Dependence on Electronics Industry" and "Factors That May Affect Future Results -- Risks Relating to the Acquisitions and the Company's Acquisition Strategy."

     Income from operations for 1998 and 1997 was reduced by $63 million and $78 million, respectively, due to non-recurring write-offs of acquired in-process R&D recorded in connection with the Acquisitions. The remaining goodwill and purchased intangibles are being amortized over 12 to 30 years, with an average amortization period of 17 years, which will reduce income from operations by approximately $12.1 million per fiscal year. In addition, income from operations for 1998 was reduced by approximately $7.1 million for restructuring and other non-recurring charges related to the consolidation of the Company's East Coast quick-turn prototype operations and limited restructuring of the Company's workforce. The limited restructuring in the third fiscal quarter temporarily reduced the Company's workforce by approximately 3%. Included in the restructuring and other charges is $2.5 million, which represents the write-down of existing assets to their net realizable value, in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. See Note 15 of Notes to the Company's Consolidated Financial Statements. Additionally, the general economic slowdown in the broad electronics industry, the economic situation in Asia, inventory levels in the end user market, customer inventory adjustments and customer product transitions negatively affected net income for fiscal 1998.

     Interest income decreased in 1998 as compared to 1997, due to lower average daily cash balances available for investing. Interest expense increased in 1998 as compared to 1997, due to an increase in outstanding debt as a result of the Acquisitions.

     The Company includes in operating expenses charges for actual expenditures and accruals, based on estimates, for environmental matters. To the extent and in amounts Hadco believes circumstances warrant, it will continue to accrue and charge to operating expenses cost estimates relating to known environmental matters. See Item 1, "Business -- Environmental Matters" and Item 3, "Legal Proceedings and Claims."

     The provision for income taxes is calculated on income before provision for taxes without taking into account the write-off of acquired in-process R&D. This write-off was $63.0 million and $78.0 million for 1998 and 1997, respectively. Income before the provision for income taxes excluding the write-off would have been $14.8 million and $69.2 million for 1998 and 1997, respectively. The Company's effective annual income tax rate for 1998 and 1997 was 39.75% and 40.0%, respectively. The effective rate for both years is approximately equal to the combined federal and state statutory rates. The effective rate was increased by amortization of goodwill which is not tax deductible, and was offset by the tax benefit of the Company's foreign sales corporation and various state investment tax credits.

  Fiscal Years Ended October 25, 1997 and October 26, 1996

     Net sales during 1997 increased approximately 85% over 1996. The increase resulted from several factors including the Zycon Acquisition, which added $216.1 million in printed circuit net sales after January 10, 1997, and an increase in both backplane and system assembly and non-Zycon printed circuit net sales. Backplane and system assembly net sales increased due to higher product volume and shipments. Printed circuit net sales increased due to higher production volume and shipments and a shift towards products with more layers and greater densities. In addition, average pricing for printed circuits decreased 0.6% for 1997 over 1996. Net sales from backplane and system assemblies decreased to 16.2% of total net sales excluding Zycon, from 16.9% in 1996.

     The gross profit margin decreased to 21.8% in 1997 from 25.8% for 1996. The decrease resulted from increased investment in new capacity and technologies at certain facilities and lower overall gross margins from the Zycon operations (including ongoing start-up expenses associated with the volume production facility in Malaysia).

     Operating expenses, as a percent of net sales, decreased to 10.0% in 1997 from 11.1% in 1996, due to increased net sales and the fixed nature of the Company's operating expenses. The decrease was partially offset by goodwill and purchased intangibles amortization of $5.2 million.

     Income from operations for 1997 was reduced by approximately $78 million due to a non-recurring write-off relating to acquired in-process R&D recorded in connection with the Zycon Acquisition. The remaining goodwill and purchased intangibles will be amortized over 12 to 30 years, with an average amortization period of 17 years.

     Excluding the non-recurring write-off of approximately $78 million for acquired in-process R&D, operating margins decreased to 11.8% for 1997 from 14.7% in 1996, primarily as a result of the same factors affecting gross profit margins and from the goodwill amortization related to the Zycon Acquisition.

     Interest income decreased in 1997 as compared to 1996 due to lower daily average cash balances available for investing. Interest expense increased in 1997 as compared to 1996 due to an increase in outstanding debt as a result of the Zycon Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     In fiscal 1998, the Company's financing requirements were met principally from net cash flows from operations of $62.9 million, the sale of the Company's 9 1/2% Senior Subordinated Notes (the "Notes"), the proceeds of which amounted to $199.3 million and net bank borrowings of $8.5 million. These funds were used to meet increased working and fixed capital needs and to acquire Continental.

     In fiscal 1996, cash from operating activities increased primarily due to increases in net income and depreciation. In fiscal 1997 and 1998, cash from operating activities was affected primarily by the amount of net loss recognized and the offsetting effects of the write-off of acquired in-process R&D. Additionally, in fiscal 1997 and 1998, cash provided by operating activities included the effects of increases in accounts receivable and inventories, both of which were affected by the Acquisitions.

     In fiscal 1996, investing activities consisted primarily of capital expenditures. In fiscal 1997 and 1998, investing activities consisted primarily of the $209.7 million and $192.5 million purchases (each net of cash acquired) of Zycon and Continental, respectively, and additional capital expenditures.

     In fiscal 1996, cash provided by financing activities was affected by a tax benefit from the exercise of options, partially offset by payments of capital leases. In fiscal 1997, cash provided by financing activities consisted primarily of borrowings under the Company's revolving Credit Facility which was used for the Zycon Acquisition and the cash proceeds from the sale of Common Stock. In fiscal 1998, cash provided by financing activities consisted primarily of borrowings under the Company's revolving Credit Facility which was used for the Continental Acquisition and the cash proceeds from the sale of Notes.

     At October 31, 1998, the Company had working capital of $91.8 million and a current ratio of 1.71, compared to working capital of $53.7 million and a current ratio of 1.48 at October 25, 1997. Cash, cash equivalents and short-term investments at October 31, 1998 were approximately $7.2 million, a decrease of $6.5 million from approximately $13.7 million at October 25, 1997.

     The Company currently anticipates that its capital expenditures for fiscal 1999 will be in excess of $70 million, of which $20.1 million represents commitments to purchase manufacturing equipment and leasehold improvements. The amount of these anticipated capital expenditures may change based on future changes in business plans and conditions of the Company and changes in economic conditions.

     In December 1997, the Company negotiated its Credit Facility with various banks, which amended and restated an existing credit facility. Interest on loans outstanding under the Credit Facility is, at the Company's option, payable at either (1) the Base Rate (as defined in the Credit Facility), or (2) the Eurodollar Rate, plus the Applicable Eurodollar Rate Margin (both as defined in the Credit Facility).

     On September 15, 1998, the Company amended its Credit Facility with the Third Amendment and Modification Agreement dated as of September 14, 1998. This most recent amendment to the Credit Facility, among other things, amended and added certain covenants, changed the available borrowing capacity under the Credit Facility from $400 million to the lesser of $300 million or the Borrowing Base and granted the banks a first priority mortgage and security interest in substantially all of the assets of the Company and each of the subsidiaries which are guarantors of the Credit Facility. The Borrowing Base is an amount, determined monthly (or more frequently in certain circumstances) by the Agent, equal to the sum of specified percentages of Eligible Accounts Receivable (domestic and foreign), domestic Eligible Inventory, Eligible Fixed Assets and a percentage, determined in the Agent's sole discretion, of Eligible Foreign Inventory, less certain Reserves (all as defined in the Credit Facility). As of October 31, 1998, the Borrowing Base was approximately $225 million, approximately $150 million was outstanding under the Credit Facility and approximately $75 million was available to the Company under the Credit Facility. Under this most recent amendment to the Credit Facility, the Company is also required to pay a quarterly usage fee based on an Applicable Base Rate Usage Fee Margin and an Applicable Eurodollar Rate Usage Fee Margin. As of October 31, 1998, the weighted average interest rate on loans outstanding under the Credit Facility was 6.58%. The Credit Facility expires and all outstanding loans thereunder mature on January 8, 2002. See Note 7 of Notes to the Company's Consolidated Financial Statements.

     On May 18, 1998, the Company sold $200 million aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2008 (the "Notes") to certain purchasers. The purchasers subsequently resold the Notes to "qualified institutional buyers" in reliance upon Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and offshore purchasers pursuant to Rule 904 of Regulation S under the Securities Act. The Notes were sold at a price equal to 99.66% of their principal amount. The Notes are guaranteed, on a senior subordinated basis, by each of the Company's U.S. Restricted Subsidiaries (as defined in the Indenture) (the "Guarantors"). The net proceeds received by the Company from the issuance and sale of the Notes, approximately $193.8 million, was used to repay outstanding indebtedness under the Credit Facility previously incurred to, among other things, finance the Acquisitions. On November 12, 1998, the Company consummated an exchange offer pursuant to which the Notes were exchanged for notes (with terms identical in all material respects) that were registered with the Securities and Exchange Commission under a registration statement on Form S-4.

     Interest on the Notes is payable semi-annually on each June 15 and December 15 and commenced December 15, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 15, 2003, at 104.75% of their principal amount, plus accrued interest, with such percentages declining ratably to 100% of their principal amount, plus accrued interest. At any time on or prior to June 15, 2001 and subject to certain conditions, up to 35% of the aggregate principal amount of the Notes may be redeemed, at the option of the Company, with the proceeds of certain equity offerings of the Company at 109.50% of the principal amount thereof, plus accrued interest. In addition, at any time prior to June 15, 2003, the Company may redeem the Notes, at its option, in whole or in part, at a price equal to the principal amount thereof, together with accrued interest, plus the Applicable Premium (as defined in the Indenture governing the Notes). The Indenture under which the Notes were issued (the "Indenture") imposes certain limitations on the ability of the Company, its subsidiaries and, in certain circumstances, the Guarantors, to, among other things, incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with stockholders and affiliates, sell assets and engage in mergers and consolidations. See Note 8 of Notes to the Company's Consolidated Financial Statements.

     The Company believes its current borrowing capacity, coupled with the funds generated from the Company's operations will be sufficient to fund its anticipated working capital, capital expenditure and debt payment requirements through calendar year 1999. Because the Company's capital requirements cannot be predicted with certainty, however, there is no assurance that the Company will not require additional financing during this period. There is no assurance that any additional financing will be available on terms satisfactory to the Company or not disadvantageous to the Company's security holders, including the holders of the Notes.

YEAR 2000 READINESS DISCLOSURE STATEMENT

     The Company has undertaken an internal assessment of its operations in order to determine the extent to which the Company may be adversely affected by Year 2000 issues. This internal assessment has included both Information Technology (IT) systems and non-IT systems. By the end of fiscal year 1998, the Company's assessment of its IT systems had been completed. The critical software systems used by the Company to run its business include MFG/PRO, Peoplesoft, Oracle, and Corsair. The Company believes that all of these programs are currently Year 2000 compliant. However, the Company has experienced and may continue to experience interfacing problems when upgrades are received from the vendors of these software programs. The Company has completed some limited testing of its various IT systems, running programs with dates including and after the year 2000. During these tests the Company has not yet experienced any problems with processing of data and effecting transactions. The Company intends to perform further testing of its IT systems during early calendar 1999. There can be no assurance, however, that additional testing of its IT systems will not uncover Year 2000 issues, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's internal assessment of its manufacturing equipment for Year 2000 compliance is being done on a plant-by-plant basis. The Company anticipates that all of its internal assessment of manufacturing equipment will be completed by January 31, 1999. To date, the Company has identified three operating systems which are important to the Company's operations, each of which will need software upgrades in order to be Year 2000 compliant. Two of these operating systems are utilized in multiple departments and locations including the tooling/engineering phase of the fabrication business. The Company believes that Year 2000 compliant software upgrades for each of the two engineering systems have already been developed and tested, and the Company plans to install such upgrades on or before July 1, 1999. There can be no assurance that such upgrades will be Year 2000 compliant or that such upgrades will be installed on a timely basis. The Company has also determined that software in certain of its manufacturing systems is not currently Year 2000 compliant. The Company believes that no upgrade currently exists to address the Year 2000 issue in this software. However, the vendor is aware of the need to upgrade its software program so that it will interface properly with the other operating system used in the equipment. The vendor has told the Company that it will complete the software upgrade, and will deliver and install it at the Company not later than June 30, 1999. There can be no assurance, however, that such vendor will be able to develop a Year 2000 compliant software upgrade or that it will be installed at the Company prior to January 1, 2000. No testing has yet been undertaken of the Company's manufacturing systems for Year 2000 compliance. The Company intends to develop a plan for testing all critical systems not later than January 31, 1999, and to complete testing by June 30, 1999.

     The Company has also undertaken a survey of its suppliers' Year 2000 compliance status and, to date, has received responses from more than 80% of those surveyed, a majority of whom have certified they are compliant. Corporate purchasing will be responsible for obtaining data from those suppliers who have not yet responded to the Company's inquiries, and for obtaining updated information from the Company's more critical suppliers and those who indicated they were not Year 2000 compliant. The Company intends to conduct detailed exchanges with its key suppliers in order to assess the Company's need for contingency plans and in order to develop contingency plans, if required, on a supplier-by-supplier basis.

     During the first fiscal quarter of 1999, the Company retained the services of a consulting company and has two full-time outside Year 2000 compliance consultants to assist it in guiding its assessment, testing, remediation, and related efforts. To date, approximately 3,000 hours of employee time have been devoted to Year 2000 issues and approximately $1.5 million has been expended in systems upgrades directly relating to Year 2000 issues. The source of such funds has been the working capital of the Company. Present estimates for further expenditures of both employee time and expenses to address Year 2000 issues are between 16,000 and 20,000 employee hours and between $3 million and $6 million, respectively. To date, no non-Year 2000 related IT projects have been delayed as a result of the Company's Year 2000 compliance efforts. The Company has not yet determined whether it has the internal resources to expend the necessary employee hours to address and resolve the Year 2000 issues at each of its manufacturing facilities; the Company may choose to retain outside consultants or otherwise outsource certain work, which would increase the expenses for Year 2000 issues and decrease the employee time commitment. The Company anticipates making an initial decision regarding the availability of Company resources for Year 2000 issues sometime in the first fiscal quarter of 1999, but will continually review this issue in light of the completion of its internal assessment and the results of additional testing and remediation efforts. There can be no assurance that the Company's costs relating to its Year 2000 compliance will not be greater than that currently expected.

     A software or systems Year 2000 compliance failure with respect to the Company's internal systems and software, or that of third party service providers or major customers, could prevent the Company from being able to fulfill orders of its customers. Any such failure, if not quickly remedied, would have a material adverse affect on the Company's business, results of operations and financial condition. The lost revenues that would result from the Company's inability to operate even one of its major volume manufacturing plants for any significant period of time would have a material adverse effect on the Company. The Company could face an even greater risk of significant damages for which the Company could be liable if it is found responsible for the shutdown of one of its customers' facilities. This could occur if the Company were unable to supply parts integral to the end products manufactured by the Company's customers. In such circumstances, the legal liability of the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

     At present, the Company has not developed any contingency plans for addressing any Year 2000 difficulties it may experience. The Company intends to develop such plans, both with respect to its suppliers and with respect to its own internal operations, on or before April 1, 1999.

NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This Statement, requiring only additional informational disclosures, is effective for the Company's fiscal year ending October 30, 1999.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years will be provided unless deemed impractical. This Statement, requiring only additional informational disclosures, is effective for the Company's fiscal year ending October 30, 1999.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not anticipate the adoption of this Statement will have a material impact on its financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth in the following risk factors and elsewhere in this Annual Report on Form 10-K. In addition to the other information included or incorporated by reference in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business.

  Dependence on Electronics Industry

     The Company's principal customers are electronics OEMs and contract manufacturers in the computing (mainly workstations, servers, mainframes, storage and notebooks), data communications/telecommunications and industrial automation industries, including process controls, automotive, medical and instrumentation. These industry segments, and the electronics industry as a whole, are characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. Discontinuance or modifications of products containing components manufactured by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the electronics industry is subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A recession or any other event leading to excess capacity or a downturn in the electronics industry would likely result in intensified price competition, reduced gross margins and a decrease in unit volume, all of which would have a material adverse effect on the Company's business, financial condition and results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 1, "Business -- Markets and Customers."

  Risks Relating to Fluctuations in Quarterly Operating Results

     The Company's quarterly operating results have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. At times in the past, the Company's net sales and net income have decreased from the prior quarter. Operating results are affected by a number of factors, including the timing and volume of orders and shipments relative to the Company's manufacturing capacity, product and price competition, product mix, number of working days in a particular quarter, manufacturing process yields, the timing of expenditures in anticipation of future sales, raw material and component availability, the length of sales cycles, trends in the electronics industry and general economic factors. In recent years, the Company's gross margins have varied primarily as a result of pricing, capacity utilization, product mix, lead times, volume levels and complexity of customer orders. There can be no assurance that the Company will be able to manage the utilization of manufacturing capacity or product mix in a manner that will maintain or improve gross margins. The Company's expense levels are relatively fixed and are based, in part, on expectations of future revenues. Consequently, if revenue levels are below expectations, this occurrence is likely to materially adversely affect the Company's business, financial condition and results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Risks Relating to Variability of Orders from Customers; Backlog

     The level and timing of orders placed by the Company's customers vary due to a number of factors, including customer attempts to manage inventory, changes in the customers' manufacturing strategies and variations in demand for customer products due to, among other things, technological changes, new product introductions, product life-cycles, competitive conditions or general economic conditions. Since the Company generally does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based on discussions with its customers. A substantial portion of sales in a given quarter may depend on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. The Company relies on its estimate of anticipated future volumes when making commitments regarding the level of business that it will seek and accept, the mix of products that it intends to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. A significant portion of the Company's released backlog at any time may be subject to cancellation or postponement without penalty. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect the Company's business, financial condition and results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1, "Business -- Released Backlog."

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

     During periods of recession or economic slowdown in the electronics industry and other periods when excess capacity exists, electronics OEMs are able to negotiate lower prices, which could have a material adverse effect on the Company. In addition, the Company believes that price competition from printed circuit manufacturers in Asia and other locations with lower production costs may play an increasing role in the printed circuit markets in which the Company competes. This price competition from Asian printed circuit manufacturers may intensify as a result of economic turmoil, currency devaluations or financial market instability that many Asian countries are currently experiencing. Moreover the Company's basic interconnect technology is generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.

     The demand for printed circuits has continued to be affected by the development of smaller, more powerful electronic components requiring less printed circuit area. Expansion of the Company's existing products or services could expose the Company to new competition. Moreover, new developments in the electronics industry could render existing technology obsolete or less competitive and could potentially introduce new competition into the industry. There can be no assurance that the Company will continue to compete successfully against present and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations. See Item 1, "Business -- Competition."

  Risks Relating to the Acquisitions and the Company's Acquisition Strategy

     The Company has limited experience in integrating acquired companies or technologies into its operations. Therefore, there can be no assurance that the Company will operate its acquired businesses profitably in the future. The Company expects its gross profit margin will be lower in future fiscal quarters than has historically been the case due, in part, to the Acquisitions. Operating expenses associated with the acquired businesses may have a material adverse effect on the Company's business, financial condition and results of operations in the future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1, "Business -- General."

     The Company may from time to time pursue the acquisition of other companies, assets, products or technologies. The Company may incur additional indebtedness and additional charges against earnings in connection with future acquisitions. Acquisitions involve a number of operating risks that could materially adversely affect the Company's operating results, including the diversion of management's attention to assimilate the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets, and the potential loss of key employees of the acquired companies. Furthermore, acquisitions may involve businesses in which the Company lacks experience. There can be no assurance that the Company will be able to manage one or more acquisitions successfully, or that the Company will be able to integrate the operations, products or personnel gained through any such acquisitions without a material adverse effect on the Company's business, financial condition and results of operations.

  Risks of Inability to Manage Significant Growth

     In fiscal 1997 and 1998, the Company significantly expanded its operations, including geographically, which placed, and will continue to place, significant demands on the Company's management, operational, technical and financial resources. The Acquisitions have intensified these demands. The Company expects that expansion will require additional management personnel and the development of further expertise by existing management and supervisory personnel, in order to train, motivate and manage its employees. The Company's ability to manage growth effectively, particularly given the increasing scope of its operations, will require it to continue to implement and improve its operational, financial and management information systems. The Company's failure to effectively manage future growth could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results -- Risks Relating to the Acquisitions and the Company's Acquisition Strategy" and "Factors That May Affect Future Results -- Dependence on Key Personnel."

  Risks Relating to Operation of Malaysian Facility and Asian Economic Turmoil

     Hadco Santa Clara completed construction of a volume manufacturing facility for printed circuits in Malaysia in fiscal 1997. Hadco's management has limited experience in operating foreign manufacturing facilities, and there can be no assurance that the Company will operate the facility on a profitable basis. The Company believes that the Malaysian facility could incur operating losses in the future as a result of various factors, including, without limitation, operating inefficiencies and price competition for the products which the Company intends to produce at the facility. International operations are also subject to a number of risks, including unforeseen changes in regulatory requirements, exchange rates, tariffs and other trade barriers, misappropriation of intellectual property, currency fluctuations, and political and economic instability. Malaysia and other Asian countries have recently experienced economic turmoil and a significant devaluation of their local currencies. There can be no assurance that this period of Asian economic turmoil will not result in increased price competition, reduced sales by the Company's customers in Asia with a concomitant reduction in such customers' orders for the Company's products, restrictions on the transfer of funds overseas, employee turnover, labor unrest, the reversal of current policies encouraging foreign investment and trade, or other domestic Asian economic problems that could materially adversely affect the Company's business, financial condition or results of operations.

  Rapid Technological Change, Continuing Process Development and Potential Process Disruption

     The market for the Company's products and services is characterized by rapidly changing technology and continuing process development. The future success of the Company's business will depend in large part upon its ability to maintain and enhance its technological capabilities, develop and market products and services that meet changing customer needs and successfully anticipate or respond to technological changes, on a cost-effective and timely basis. In addition, the electronic interconnect industry in the future could encounter competition from new technologies that render existing electronic interconnect technology less competitive or obsolete, including technologies that may reduce the number of printed circuits required in electronic components. There can be no assurance that the Company will effectively respond to the technological requirements of the changing market. To the extent the Company determines that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment are likely to continue to require significant capital investment by the Company. There can be no assurance that capital will be available for this purpose in the future or that investments in new technologies will result in commercially viable technological processes or that there will be commercial applications for these technologies. Moreover, the Company's business involves highly complex manufacturing processes that have in the past and could in the future be subject to periodic failure or disruption. Process disruptions can result in delays in certain product shipments, and there can be no assurance that failures or disruptions will not occur in the future. In addition, the Company has a large manufacturing facility in Santa Clara, California, an area of the United States that is subject to significant natural disasters, including earthquakes, fires and flooding. The loss of revenue and earnings to the Company from such a technological change, process development or process disruption, as well as any disruption of the Company's operations resulting from a natural disaster in California or other locations where the Company has facilities could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 1, "Business -- Products and Services" and Item 2, "Manufacturing and Facilities."

  Customer Concentration

     During the past several years, the Company's sales to a small number of its customers have accounted for a significant percentage of the Company's annual net sales. During fiscal 1996, 1997 and 1998, the Company's ten largest customers accounted for approximately 48%, 47% and 51% of net sales, respectively. In fiscal 1998, Solectron accounted for approximately 17% of the net sales of the Company. The Company has one customer that accounted for 16% and 13% of consolidated accounts receivable at October 25, 1997 and October 31, 1998, respectively. The Company generally does not obtain long-term purchase orders or commitments from its customers, and the orders received by the Company generally require delivery within 90 days. Given the Company's strategy of developing long-term purchasing relationships with high growth companies, the Company's dependence on a number of its most significant customers may increase. There can be no assurance that the Company will be able to identify, attract and retain customers with high growth rates or that the customers that it does attract and retain will continue to grow. Although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, the Company expects to continue to depend upon its principal customers for a significant portion of its net sales. The loss of or decrease in orders from one or more major customers or the inability or refusal of such customer to pay for such orders could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 1, "Business -- Markets and Customers" and "Factors That May Affect Future Results -- Risks Relating to Variability of Orders from Customers; Backlog."

  Manufacturing Capacity

     The Company believes its long-term competitive position depends in part on its ability to increase manufacturing capacity. The Company may obtain such additional capacity through acquisitions or expansion of its current facilities. Either approach would require substantial additional capital, and there can be no assurance that such capital will be available from cash generated by current operations. Further, there can be no assurance that the Company will be able to acquire sufficient capacity or successfully integrate and manage such additional facilities. Although the Company has historically needed to increase its manufacturing capacity, the Company believes that excess capacity may exist in the printed circuit and electronic assembly industries. In addition, growth rates in the electronics industry as a whole have fluctuated historically. These factors could have a material adverse effect on future orders and pricing. The Company's expansion of its manufacturing capacity has significantly increased and will continue to significantly increase its fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner. The failure to obtain sufficient capacity when needed or to successfully integrate and manage additional manufacturing facilities could adversely impact the Company's relationships with its customers and materially adversely affect the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results -- Rapid Technological Change, Continuing Process Development and Potential Process Disruption" and Item 2, "Manufacturing and Facilities."

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

     Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. The Company operates in several environmentally sensitive locations and is subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, or material storage or handling might require a high level of unplanned capital investment and/or relocation. There can be no assurance that compliance with new or existing regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. See Item 1, "Business -- Environmental Matters," Item 3, "Legal Proceedings and Claims" and Note 9 of Notes to the Company's Consolidated Financial Statements.

  Risks of Inability to Obtain Raw Materials and Components

     Although the Company does not have guaranteed sources of raw materials and components utilized in its operations, it does have supply agreements with a limited number of key suppliers, and it routinely purchases raw materials and components from several material suppliers. Although alternative material suppliers are currently available, a significant unplanned event at a major supplier could have a material adverse effect on the Company's operations. The Company believes that the potential exists for shortages of materials in the printed circuit and electronic assembly industries, which could have a material adverse effect on the Company's manufacturing operations and future unit costs. Product changes and the overall demand for electronic interconnect products could increase the industry's use of new laminate materials, standard laminate materials, multilayer blanks, electronic components and other materials, and therefore such materials may not be readily available to the Company in the future. Electronic components used by the Company in producing backplane and system assemblies are purchased by the Company and, in certain circumstances, the Company may bear the risk of component price fluctuations. There can be no assurance that shortages of certain types of electronic components will not occur in the future. Component shortages or price fluctuations could have a material adverse effect on the Company's backplane and system assembly business, thereby materially adversely affecting the Company's business, financial condition and results of operations. See Item 1, "Business -- Supplier Relationships."

  Dependence on Key Personnel

     The Company's future success depends to a large extent upon the continued services of key managerial and technical employees. Most of the executive officers of the Company are bound by employment or non-compete agreements. The non-compete restrictions expire one year or, under certain circumstances, up to two years, after the termination of the executive officer's employment with the Company. Certain other key employees of the Company also have employment or non-compete agreements. The loss of the services of any of the Company's key employees could have a material adverse effect on the Company. The Company believes that its future success depends on its continuing ability to attract and retain highly qualified technical, managerial and marketing personnel. Competition for such personnel is intense, especially for engineering personnel, and there can be no assurance that the Company will be able to attract, assimilate or retain such personnel. If the Company is unable to hire and retain key personnel, the Company's business, financial condition and results of operations may be materially adversely affected.

  Investments in Intellectual Property; Intellectual Property Protection

     The Company's success depends in part on its proprietary techniques and manufacturing expertise, particularly in the area of dense multilayer printed circuits. As of October 31, 1998, the Company had capitalized approximately $191 million of acquired intangible assets, consisting primarily of developed technology, customer relationships and goodwill. These intangible assets are being amortized over lives ranging from 12 to 30 years. The Company assesses the realizability and valuation of intangible assets based on the estimated cash flows to be generated by such assets. Based on its most recent analyses, the Company believes that no material impairment of intangible assets exists as of October 31, 1998. Impairment occurs when actual cash flows generated do not equal or exceed estimated cash flows. The estimated cash flows are based on assumptions the Company believes to be reasonable, but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual cash flows may vary from the projected cash flows. In such event, the Company may be required to write-off or write-down the value of assets which are impaired. Any such write-off or write-down may result in a material adverse effect on the financial condition and results of operations of the Company. See Notes 2 and 5 of Notes to the Company's Consolidated Financial Statements.

     The Company has few patents and relies primarily on trade secret protection of its intellectual property. There can be no assurance that the Company will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. In addition, litigation may be necessary to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of patent infringement. If any infringement claim is asserted against the Company, the Company may seek to obtain a license of the other party's intellectual property rights. There is no assurance that a license would be available on reasonable terms or at all. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 1, "Business -- Product Protection."

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. At October 31, 1998, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities which would require disclosure of market risk.

     Primary Market Risk Exposures. The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company incurs interest expense on loans made under the Credit Facility at interest rates which are fixed for a maximum of six months. At October 31, 1998, the Company's outstanding borrowings on the Credit Facility were $150 million, at a weighted average interest rate of 6.58%. This interest rate is a combination of two Eurodollar rate loans of $50 million and $100 million at rates of 6.625% and 6.5625%, respectively. The Eurodollar rates are fixed until November 25, 1998 and January 25, 1999, respectively, at which time the Company can again fix these rates for periods of one, two, three or six months. The Eurodollar Rate is subject to market risks and will fluctuate.

     Substantially all of the Company's business outside the United States is conducted in U.S. dollar denominated transactions. The Company does operate a volume manufacturing facility in Malaysia. Some of the expenses of this facility are denominated in Malaysian ringgits. Expenses denominated in ringgits include local salaries and wages, utilities and some operating supplies. However, the Company believes that the operating expenses currently incurred in foreign currency are immaterial, and therefore any associated market risk is unlikely to have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and the Report of Independent Public Accountants thereon are presented in the following pages. The Consolidated Financial Statements filed in Item 8 are as follows:

                                                                           PAGE
                                                                           ----

Report of Independent Public Accountants..................................   28

Consolidated Balance Sheets as of October 25, 1997 and
  October 31, 1998........................................................   29

Consolidated Statements of Operations for the years ended
  October 26, 1996, October 25, 1997 and October 31, 1998.................   30

Consolidated Statements of Stockholders' Investment for the
  years ended October 26, 1996, October 25, 1997 and October
  31, 1998................................................................   31

Consolidated Statements of Cash Flows for the years ended
  October 26, 1996, October 25, 1997 and October 31, 1998.................   32

Notes to Consolidated Financial Statements................................   33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hadco Corporation:

     We have audited the accompanying consolidated balance sheets of Hadco Corporation (a Massachusetts corporation) and subsidiaries as of October 25, 1997 and October 31, 1998, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hadco Corporation and subsidiaries as of October 25, 1997 and October 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.

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



                                                             Arthur Andersen LLP

Boston, Massachusetts
November 20, 1998

                       HADCO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              OCTOBER 25,    OCTOBER 31,
                                                                 1997           1998
                                                              -----------    -----------
                                         ASSETS
Current Assets:
     Cash and cash equivalents..............................   $ 12,171       $  7,169
     Short-term investments.................................      1,562             --
     Accounts receivable, net of allowance of $1,700 in 1997
      and $2,129 in 1998....................................     92,222        111,094
     Inventories............................................     46,000         67,017
     Deferred tax asset.....................................     10,483         17,156
     Prepaid expenses and other current assets..............      4,245         18,666
                                                               --------       --------
          Total current assets..............................    166,683        221,102
Property, Plant and Equipment, net..........................    231,490        322,887
Acquired Intangible Assets, net.............................    101,131        191,421
Other Assets................................................      3,213          8,415
                                                               --------       --------
                                                               $502,517       $743,825
                                                               ========       ========

                          LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
     Current portion of long-term debt......................   $  5,064       $  4,377
     Accounts payable.......................................     68,594         79,350
     Accrued payroll and other employee benefits............     28,279         26,529
     Accrued taxes..........................................      1,775             --
     Other accrued expenses.................................      9,278         19,016
                                                               --------       --------
          Total current liabilities.........................    112,990        129,272
                                                               --------       --------
Long-term Debt, net of current portion......................    109,716        354,291
                                                               --------       --------
Deferred Tax Liability......................................     30,685         59,521
                                                               --------       --------
Other Long-term Liabilities.................................      9,214          9,192
                                                               --------       --------
Commitments and Contingencies (Note 9)
Stockholders' Investment:
     Common stock, $.05 par value;
     Authorized -- 25,000 shares in 1997 and 50,000 shares
      in 1998
     Issued and outstanding -- 13,086 shares in 1997 and
      13,366 shares in 1998.................................        655            669
Paid-in Capital.............................................    168,246        173,906
Deferred Compensation.......................................       (117)           (44)
Retained Earnings...........................................     71,128         17,018
                                                               --------       --------
          Total stockholders' investment....................    239,912        191,549
                                                               --------       --------
                                                               $502,517       $743,825
                                                               ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       FOR THE YEARS ENDED
                                                            -----------------------------------------
                                                            OCTOBER 26,    OCTOBER 25,    OCTOBER 31,
                                                               1996           1997           1998
                                                            -----------    -----------    -----------

Net Sales.................................................   $350,685       $648,705       $826,359
Cost of Sales.............................................    260,230        507,313        702,669
                                                             --------       --------       --------
Gross Profit..............................................     90,455        141,392        123,690
Operating Expenses........................................     38,923         64,586         81,627
Restructuring and Other Non-recurring Charges.............         --             --          7,053
Write-off of Acquired In-Process Research and
  Development.............................................         --         78,000         63,050
                                                             --------       --------       --------
Income (Loss) From Operations.............................     51,532         (1,194)       (28,040)
Interest and Other Income.................................      1,287          3,296          2,295
Interest Expense..........................................       (338)       (10,923)       (22,468)
                                                             --------       --------       --------
Income (Loss) Before Provision for Income Taxes...........     52,481         (8,821)       (48,213)
Provision for Income Taxes................................     20,467         27,672          5,897
                                                             --------       --------       --------
Net Income (Loss).........................................   $ 32,014       $(36,493)      $(54,110)
                                                             ========       ========       ========
Net Income (Loss) Per Share:
     Basic................................................   $   3.12       $  (3.18)      $  (4.09)
                                                             ========       ========       ========
     Diluted..............................................   $   2.89       $  (3.18)      $  (4.09)
                                                             ========       ========       ========
Weighted Average Shares Outstanding:
     Basic................................................     10,245         11,458         13,216
                                                             ========       ========       ========
     Diluted..............................................     11,084         11,458         13,216
                                                             ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                 (IN THOUSANDS)

                                                    COMMON STOCK
                                                --------------------
                                                 NUMBER     $.05 PAR   PAID-IN      DEFERRED     RETAINED
                                                OF SHARES    VALUE     CAPITAL    COMPENSATION   EARNINGS
                                                ---------   --------   --------   ------------   --------

Balance, October 28, 1995.....................    9,939       $497     $ 25,077      $(407)      $75,607
     Terminated stock options.................       --         --          (13)        13            --
     Exercise of stock options................      443         24        1,714         --            --
     Tax benefit of exercise of nonqualified
       stock options..........................       --         --        4,161         --            --
     Compensation expense associated with
       granting nonqualified stock options....       --         --           --        154            --
     Net income...............................       --         --           --         --        32,014
                                                 ------       ----     --------      -----       -------
Balance, October 26, 1996.....................   10,382        521       30,939       (240)      107,621
     Terminated stock options.................       --         --           (2)         2            --
     Exercise of stock options................      263         12        1,291         --            --
     Tax benefit of exercise of nonqualified
       stock options..........................       --         --        5,052         --            --
     Compensation expense associated with
       granting nonqualified stock options....       --         --           --        121            --
     Sale of common stock, net of offering
       costs of $1,033........................    2,441        122      130,966         --            --
     Net loss.................................       --         --           --         --       (36,493)
                                                 ------       ----     --------      -----       -------
Balance, October 25, 1997.....................   13,086        655      168,246       (117)       71,128
     Exercise of stock options................      179          9        1,073         --            --
     Sale of common stock.....................      101          5        2,588         --            --
     Compensation expense associated with
       granting nonqualified stock options....       --         --           --         73            --
     Tax benefit of exercise of nonqualified
       stock options..........................       --         --        1,999         --            --
     Net loss.................................       --         --           --         --       (54,110)
                                                 ------       ----     --------      -----       -------
Balance, October 31, 1998.....................   13,366       $669     $173,906      $ (44)      $17,018
                                                 ======       ====     ========      =====       =======


  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FOR THE YEARS ENDED
                                                              -----------------------------------------
                                                              OCTOBER 26,    OCTOBER 25,    OCTOBER 31,
                                                                 1996           1997           1998
                                                              -----------    -----------    -----------
Cash Flows from Operating Activities:
  Net income (loss).........................................   $ 32,014       $ (36,493)     $ (54,110)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities --
    Write-off of acquired in-process research and
      development...........................................         --          78,000         63,050
    Depreciation, amortization, deferred compensation and
      deferred taxes........................................     17,330          40,972         65,209
    (Gain) loss on disposal of fixed assets.................       (205)         (1,862)         1,840
    Changes in assets and liabilities, net of acquisition of
      Zycon Corporation and Continental Circuits Corp. in
      1997 and 1998, respectively:
      Increase in accounts receivable.......................     (4,825)        (26,762)        (2,406)
      Increase in inventories...............................     (8,482)        (12,824)        (9,488)
      Decrease in prepaid expenses and other current
         assets.............................................        213             308          1,836
      Decrease in other assets..............................         33             385          2,811
      Increase (Decrease) in accounts payable and accrued
         expenses...........................................     17,720           8,873         (5,783)
      Increase (Decrease) in long-term liabilities..........      1,831              70            (22)
                                                               --------       ---------      ---------
         Net cash provided by operating activities..........     55,629          50,667         62,937
                                                               --------       ---------      ---------
Cash Flows from Investing Activities:
  Purchases of short-term investments.......................     (8,402)        (19,862)        (2,020)
  Maturities of short-term investments......................     14,168          27,701          3,582
  Purchases of property, plant and equipment................    (53,966)        (69,851)       (83,508)
  Proceeds from sale of property, plant and equipment.......        290           2,760             --
  Acquisition of Zycon Corporation in 1997 and Continental
    Circuits Corp. in 1998, net of cash acquired............         --        (209,661)      (192,532)
                                                               --------       ---------      ---------
         Net cash used in investing activities..............    (47,910)       (268,913)      (274,478)
                                                               --------       ---------      ---------
Cash Flows from Financing Activities:
  Principal payments of long-term debt and capital lease
    obligations.............................................     (2,139)       (164,766)      (258,424)
  Proceeds from issuance of long-term debt..................         --         224,954        459,289
  Proceeds from exercise of stock options...................      1,738           1,303          1,082
  Sale of common stock, net of issuance costs...............         --         131,088          2,593
  Tax benefit from exercise of nonqualified stock options...      4,161           5,052          1,999
                                                               --------       ---------      ---------
         Net cash provided by financing activities..........      3,760         197,631        206,539
                                                               --------       ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents........     11,479         (20,615)        (5,002)
Cash and Cash Equivalents, Beginning of Period..............     21,307          32,786         12,171
                                                               --------       ---------      ---------
Cash and Cash Equivalents, End of Period....................   $ 32,786       $  12,171      $   7,169
                                                               ========       =========      =========
Supplemental Schedule of Noncash Investing and Financing
  Activities:
  Machinery and equipment acquired under capital lease
    obligations.............................................   $  1,032       $      --      $      --
                                                               ========       =========      =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest................................................   $    279       $  10,270      $  11,520
                                                               ========       =========      =========
    Income taxes (net of refunds)...........................   $ 16,794       $  21,099      $  11,786
                                                               ========       =========      =========
Acquisition of Zycon Corporation in 1997 and Continental
  Circuits Corp. in 1998:
  Fair value of assets acquired.............................   $     --       $ 206,009      $ 137,623
  Liabilities assumed.......................................         --        (110,503)       (66,381)
  Cash paid.................................................         --        (204,885)      (186,083)
  Acquisition costs incurred................................         --          (7,600)        (3,949)
  Write-off of acquired in-process research and
    development.............................................         --          78,000         63,050
                                                               --------       ---------      ---------
  Goodwill..................................................   $     --       $ (38,979)     $ (55,740)
                                                               ========       =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Hadco Corporation's (the "Company" or "Hadco") principal products are dense multilayer rigid printed circuits and backplane and system assemblies. The Company was incorporated in Massachusetts in 1966.

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

  Management Estimates and Uncertainties

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

     The Company is subject to a number of risks and uncertainties similar to those of other companies of the same size within the electronics industry, including, without limitation, dependence on the electronics industry, variability of customer orders, competition, rapid technological changes, environmental matters and dependence on key individuals.

  Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of investments in money market funds and were approximately $9,850,000 and $5,850,000 as of October 25, 1997 and October 31, 1998,
respectively.

     The Company classifies its short-term investments as held-to-maturity given the Company's intent and ability to hold the securities to maturity. In accordance with the SFAS No. 115, held-to-maturity securities are carried at amortized cost.

     For the year ended October 25, 1997, the Company's short-term investments were comprised of Certificates of Deposit which had a cost of $1,562,000 which approximated fair market value and had a maturity of less than one year. The Company did not have any short-term investments as of October 31, 1998.

     The Company has no financial instruments requiring disclosure under Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 119, Disclosure About Derivative Financial Instruments and Fair Value of the Financial Instruments.

  Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. As of October 31, 1998, the Company has no significant off-balance-sheet concentrations of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, short-term investments and trade accounts receivable. The Company maintains the majority of its cash and short-term

                       HADCO CORPORATION AND SUBSIDIARIES
investment balances with financial institutions. The Company has not experienced any losses on these investments to date. Substantially all of the Company's accounts receivable are concentrated in the high technology and electronics industry. The Company has not experienced significant recurring losses related to receivables from individual customers or groups of customers in the high technology and electronics industry or by geographic region, although the Company has and may in the future incur a significant loss in a particular reporting period. Due to these factors, no additional credit risk beyond amounts provided for is believed by management to be inherent in the Company's accounts receivable.

  Depreciation and Amortization of Property, Plant and Equipment

     The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:

                                                                   ESTIMATED
                 ASSET CLASSIFICATION                             USEFUL LIFE
                 --------------------                             -----------
        Land betterments......................................    10-18 Years
        Buildings and improvements............................    10-40 Years
        Machinery and equipment...............................     3-10 Years
        Furniture and fixtures................................      5-7 Years
        Computer software.....................................        3 Years
        Vehicles..............................................      3-5 Years
        Capital leases........................................     Lease term

  Net Income (Loss) per Share

     The Company adopted SFAS No. 128, Earnings per Share, effective for the quarter ended January 31, 1998, which replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Prior period amounts have been restated to conform to the current period presentation. Under SFAS No. 128, basic net income (loss) per common share is computed based on net income (loss) available to common stockholders and the weighted average number of common shares outstanding during the period. The diluted net income (loss) per share is computed based on including the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

     A reconciliation of basic and diluted shares outstanding, is as follows:

                                              OCTOBER 26,    OCTOBER 25,    OCTOBER 31,
                                                 1996           1997           1998
                                              -----------    -----------    -----------
                                                           (IN THOUSANDS)
Basic weighted average shares outstanding...    10,245         11,458         13,216
Weighted average common equivalent shares...       839             --             --
                                                ------         ------         ------
Diluted weighted average shares
  outstanding...............................    11,084         11,458         13,216
                                                ======         ======         ======

     Diluted weighted average shares outstanding does not include 1,070,000, and 1,308,000 common equivalent shares at October 25, 1997 and October 31, 1998, respectively, as their effect would be anti-dilutive. There were no anti-dilutive shares at October 26, 1996.

  Revenue Recognition

     The Company recognizes revenue at the time products are shipped.

                       HADCO CORPORATION AND SUBSIDIARIES

  Research and Development Expenses

     The Company charges research and development expenses to operations as incurred. For the fiscal years ended October 1996, 1997 and 1998, research and development expenses were approximately $4,307,000, $6,929,000 and $6,111,000, respectively, and are included in operating expenses.

  Stock-Based Compensation

     The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, in fiscal 1997. SFAS No. 123 defines a fair-value-based method of accounting for employee stock options and other stock-based compensation. The compensation expense arising from this method of accounting can be reflected in the financial statements or, alternatively, the pro forma net income (loss) and per share amounts effect of the fair-value-based accounting can be disclosed in the financial footnotes. The Company has adopted the disclosure-only alternative. (See Note 10, "Stockholders' Investment.")

  Foreign Currency Translation

     The financial statements of the Company's Malaysia subsidiary are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of the Company's Malaysia subsidiary is the U.S. dollar, accordingly, all assets and liabilities of the foreign subsidiary are translated using the exchange rate at the balance sheet date, except for prepaid expenses, equipment and improvements and stockholders' equity (deficit), which are translated at historical rates. Revenues and expenses are translated at historical rates. Translation gains and losses arising from the translations are included in the consolidated statements of operations, since the functional currency is the U.S. dollar for all operations.

  Reclassification

     The Company has reclassified certain prior year information to conform with the current year's presentation.

  New Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This Statement, requiring only additional informational disclosures, is effective for the Company's fiscal year ending October 30, 1999.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years will be provided unless deemed impractical. This Statement, requiring only additional informational disclosures, is effective for the Company's fiscal year ending October 30, 1999.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after

                       HADCO CORPORATION AND SUBSIDIARIES

June 15, 1999. The Company does not anticipate the adoption of this Statement to have a material impact on its financial position or results of operations.

(2) ACQUISITIONS

     On January 10, 1997 the Company acquired all of the outstanding common stock of Zycon Corporation ("Zycon") (the "Zycon Acquisition"), and on March 20, 1998, the Company acquired all of the outstanding common stock of Continental Circuits Corp. ("Continental") (the "Continental Acquisition", and together with the Zycon Acquisition, the "Acquisitions"). These Acquisitions were financed by the Company's unsecured senior revolving credit facility with a group of banks. The Company borrowed approximately $215,000,000 upon consummation of the Zycon Acquisition and approximately $220,000,000 upon consummation of the Continental Acquisition. The Acquisitions were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16 and accordingly, Zycon's and Continental's operating results since the respective dates of acquisition are included in the accompanying consolidated financial statements. In accordance with APB Opinion No. 16, the Company allocated the purchase price of the Acquisitions based on the fair value of the assets acquired and liabilities assumed. Significant portions of the purchase price of both were identified in independent appraisals, using proven valuation procedures and techniques, as intangible assets. These intangible assets include approximately $78,000,000 and $63,050,000 for Zycon and Continental, respectively, for acquired in-process research and development ("in-process R&D") for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of each acquisition, the development of these projects had not yet reached technological feasibility, and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the respective acquisition date.

     Continental's in-process R&D value is comprised of eight primary R&D programs. These programs include the introduction of certain new technologies. At the acquisition date, Continental's R&D programs ranged in completion from 10% to 80%, and total continuing R&D commitments to complete the projects are currently expected to be significant. Remaining development efforts for the Continental programs are complex and include the development and advancement of advanced chemical, electrical and engineering solutions.

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

     There is risk associated with the completion of the projects, and there is no assurance that each will meet with either technological or commercial success. The substantial delay or outright failure of the Zycon and Continental acquired in-process R&D would impact the Company's financial condition.

     The value assigned to purchased in-process R&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process R&D is based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

     The rates utilized to discount the net cash flows to their present value are based on the cost of Continental's and Zycon's weighted average cost of capital. These discount rates are commensurate with

                       HADCO CORPORATION AND SUBSIDIARIES

Continental's and Zycon's corporate maturity and the uncertainties in the economic estimates described above.

     The forecasts used by the Company in valuing in-process R&D were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary from the projected results.

     Acquired intangibles included developed technology, customer relationships, assembled workforce, trade names and trademarks. These intangibles are being amortized over their estimated useful lives of 12 to 30 years.

     The aggregate purchase prices of $212,485,000 and $190,032,000, including acquisition costs, for the Zycon and Continental Acquisitions, respectively, were allocated as follows:

                                                            ZYCON      CONTINENTAL
                                                            -----      -----------
                                                               (IN THOUSANDS)
Current assets..........................................  $  41,790     $ 24,056
Property, plant and equipment...........................     95,193       67,144
Acquired intangibles....................................     65,500       46,190
In-process R&D..........................................     78,000       63,050
Other assets............................................      3,526          233
Goodwill................................................     38,979       55,740
Liabilities assumed.....................................   (110,503)     (66,381)
                                                          ---------     --------
                                                          $ 212,485     $190,032
                                                          =========     ========

     Unaudited pro forma operating results for the Company, assuming the acquisition of Zycon occurred on October 28, 1995 and Continental occurred on October 26, 1996 are as follows:

                                                             YEAR ENDED
                                              -----------------------------------------
                                              OCTOBER 26,    OCTOBER 25,    OCTOBER 31,
                                                 1996           1997           1998
                                              -----------    -----------    -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales...................................   $570,345       $837,650       $878,311
Net income..................................     27,222         37,544          1,519
Basic Net Income per Share..................       2.66           3.28           0.11
Diluted Net Income per Share................       2.46           3.14           0.11


     For purposes of these pro forma operating results, the in-process R&D for Zycon and Continental was assumed to have been written off prior to October 29, 1995 and October 26, 1996, respectively, so that the operating results presented include only recurring costs.

(3) INVENTORIES

     Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis, and consist of the following:

                                                              1997       1998
                                                             -------    -------
                                                               (IN THOUSANDS)
Raw materials..............................................  $16,728    $25,856
Work-in-process............................................   29,272     41,161
                                                             -------    -------
                                                             $46,000    $67,017
                                                             =======    =======

     The work-in-process consists of materials, labor and manufacturing overhead.

                       HADCO CORPORATION AND SUBSIDIARIES

(4) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                           1997         1998
                                                         ---------    ---------
                                                             (IN THOUSANDS)
Land betterments.......................................  $   2,174    $   5,562
Buildings and improvements.............................     74,172      139,164
Machinery and equipment................................    307,267      447,340
Furniture and fixtures.................................     18,611       12,439
Computer software......................................      3,152        7,012
Vehicles...............................................        626          668
Construction-in-progress...............................     38,716       21,985
                                                         ---------    ---------
                                                           444,718      634,170
Accumulated depreciation and amortization..............   (213,228)    (311,283)
                                                         ---------    ---------
                                                         $ 231,490    $ 322,887
                                                         =========    =========

(5) INTANGIBLE ASSETS

     The Company assesses the realizability of intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. Based on its most recent analysis, the Company believes that no material impairment of intangible assets exists as of October 31, 1998. Intangible assets are amortized on a straight-line basis, based on their estimated lives, as follows:

                                         ESTIMATED LIFE    OCTOBER 25, 1997    OCTOBER 31, 1998
                                         --------------    ----------------    ----------------
                                                                      (IN THOUSANDS)
Developed technology...................      12 years          $ 30,000            $ 52,190
Customer relationships.................   20-25 years            19,000              37,000
Assembled workforce....................   12-15 years            10,000              16,000
Trade names/trademarks.................      30 years             6,500               6,500
Goodwill...............................      20 years            40,869              94,719
                                                               --------            --------
                                                                106,369             206,409
Less -- Accumulated amortization.......                          (5,238)            (14,988)
                                                               --------            --------
                                                               $101,131            $191,421
                                                               ========            ========

(6) INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.

                       HADCO CORPORATION AND SUBSIDIARIES

     The provision for income taxes shown in the accompanying consolidated statements of operations is comprised of the following:

                                                         YEAR ENDED OCTOBER
                                                    ----------------------------
                                                     1996       1997       1998
                                                    -------    -------    ------
                                                           (IN THOUSANDS)
Federal
  Current.........................................  $18,341    $24,072    $6,617
  Deferred........................................   (1,206)     1,369    (1,681)
                                                    -------    -------    ------
                                                     17,135     25,441     4,936
                                                    -------    -------    ------
State
  Current.........................................    3,611      2,273     1,307
  Deferred........................................     (279)       (42)     (346)
                                                    -------    -------    ------
                                                      3,332      2,231       961
                                                    -------    -------    ------
                                                    $20,467    $27,672    $5,897
                                                    =======    =======    ======

     The deferred provision for income taxes results from the following:

                                                     1996       1997      1998
                                                    -------    ------    -------
                                                           (IN THOUSANDS)

Difference between book and tax depreciation......  $   (46)   $1,939    $ 2,559
Deferred compensation.............................      266       146         66
Amortization of acquired intangible assets........       --    (1,210)    (2,198)
Reserves and expenses recognized in different
  periods for book and tax purposes...............   (1,658)      480     (2,383)
Other, net........................................      (47)      (28)       (71)
                                                    -------    ------    -------
                                                    $(1,485)   $1,327    $(2,027)
                                                    =======    ======    =======

     The tax rate used in the computation of the provision for federal and state income taxes differs from the statutory federal and state rates due to the following:

                                                     1996       1997       1998
                                                     -----      -----      -----
Provision for statutory rate.......................  34.00%     35.00%     35.00%
Increase in tax resulting from -- state income
  taxes, net of federal tax benefit................   4.40       4.30       4.26
Tax-exempt interest income.........................  (0.40)     (0.30)      (.02)
Amortization of Goodwill...........................     --       0.89       8.71
Foreign Sales Corporation..........................  (0.05)     (0.69)     (5.97)
Other, net.........................................   1.05       0.80      (2.23)
                                                     -----      -----      -----
Provision for income taxes.........................  39.00%     40.00%     39.75%
                                                     =====      =====      =====

     The provision for income taxes is calculated on income before provision for taxes without taking into account the write-off of acquired in-process R&D. This write-off was $63.0 million and $78.0 million for 1998 and 1997, respectively. Income before the provision for income taxes excluding the write-off would have been $14.8 million and $69.2 million for 1998 and 1997, respectively. The Company's effective annual income tax rate for 1998 and 1997 was 39.75% and 40.0%, respectively. The effective rate for both years is slightly less than the combined federal and state statutory rates. The effective rate was increased by amortization of goodwill which is not tax deductible, and was offset by the tax benefit of the Company's foreign sales corporation and various state investment tax credits.

                       HADCO CORPORATION AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the current and long-term deferred tax asset and liability at October 25, 1997 and October 31, 1998 are as follows:

                                                             1997        1998
                                                           --------    --------
                                                              (IN THOUSANDS)

Deferred Tax Asset --
  Not currently deductible reserves......................  $ 11,592    $ 11,480
  Not currently deductible environmental accruals........     4,127       4,125
  Deferred compensation plans............................     1,140       1,551
                                                           --------    --------
          Total gross deferred tax asset.................    16,859      17,156
Less -- valuation allowance..............................       (54)         --
                                                           --------    --------
          Net deferred tax asset.........................    16,805      17,156
                                                           --------    --------
Deferred Tax Liability --
  Acquisition related intangibles........................   (24,096)    (39,653)
  Property, plant and equipment, principally due to
     differences in depreciation.........................   (12,911)    (19,868)
                                                           --------    --------
          Total gross deferred tax liability.............   (37,007)    (59,521)
                                                           --------    --------
Net deferred liability...................................  $(20,202)   $(42,365)
                                                           ========    ========

(7) LINES OF CREDIT

     The Company's revolving line of credit with various banks is pursuant to an Amended and Restated Revolving Credit Agreement, as amended (the "Credit Facility"). The Credit Facility provides, among other things, for direct borrowings for up to the lesser of $300 million or the Borrowing Base, as defined in the Credit Facility, and expires January 8, 2002. Interest on loans outstanding under the Credit Facility is payable at the Company's option at either (i) the Base Rate (as defined in the Credit Facility) or (ii) the Eurodollar Rate, plus the Applicable Eurodollar Rate Margin (both as defined in the Credit Facility). The Company is required to pay a quarterly commitment fee ranging from .2% to .375% per annum, based on certain financial ratios of the Company, of the unused commitment under the Credit Facility. The Company is also required to pay a quarterly usage fee based on an Applicable Base Rate Usage Fee Margin and an Applicable Eurodollar Rate Usage Fee Margin (both as defined in the Credit Facility). At October 25, 1997 and October 31, 1998, borrowings of $100,000,000 and $150,000,000, respectively, were outstanding under the Credit Facility at weighted average interest rates of 6.26% and 6.58%, respectively. Borrowing availability under the Credit Facility was $74,500,000 at October 31, 1998.

     The Credit Facility contains customary representations and warranties. The Credit Facility also contains extensive affirmative and negative covenants, including, among others, certain limits on the ability of the Company and its subsidiaries to incur indebtedness, create liens, make investments, pay dividends or other distributions, engage in mergers, consolidations, acquisitions or dispositions, enter into sale and lease-back transactions, enter into guarantees, prepay subordinated indebtedness, make capital expenditures or create any new series of capital stock or amend the terms of existing capital stock. The Credit Facility also requires the Company to maintain certain financial covenants, including maximum ratio of Consolidated Funded Debt to EBITDA, minimum interest coverage, minimum consolidated net worth and minimum fixed charge coverage. Certain financial covenants were modified and others added under the most recent amendment to the Credit Facility, including an additional covenant with respect to a minimum ratio of EBITDA to Consolidated Total Interest Expense, which covenant terminates at the end of the Company's fiscal first quarter 1999, and a covenant limiting the amount of Capital Expenditures the Company and its subsidiaries may make, which covenant terminates at the end of the Company's fiscal fourth quarter 1999. At October 31, 1998, the Company was in compliance with all loan covenants.

                       HADCO CORPORATION AND SUBSIDIARIES

     The Company has a line of credit arrangement with a Malaysian bank denominated in Malaysian ringgits and U.S. dollars for aggregate borrowings of approximately $3.4 million for the purpose of acquiring land, facilities and equipment for the Company's Malaysian subsidiary. The arrangement is renewable annually. At October 31, 1998, there were no amounts outstanding under this arrangement.

(8) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                   OCTOBER
                                                             -------------------
                                                               1997       1998
                                                             --------   --------
                                                               (IN THOUSANDS)

Variable Rate Mortgages....................................  $    820   $    732
Revolving credit agreement (Note 7)........................   100,000    150,000
9 1/2% Senior Subordinated Notes due 2008..................        --    199,354
Obligations under capital leases with interest rates
  ranging from 7% to 7.75%.................................    13,960      8,582
                                                             --------   --------
                                                              114,780    358,668
Less -- Current portion....................................     5,064      4,377
                                                             --------   --------
                                                             $109,716   $354,291
                                                             ========   ========


     On May 18, 1998, the Company sold $200 million aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2008 (the "Notes") to certain purchasers. The purchasers subsequently resold the Notes to "qualified institutional buyers" in reliance upon Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and offshore purchasers pursuant to Rule 904 of Regulation S under the Securities Act. The Notes were sold at a price equal to 99.66% of their principal amount.

     On November 12, 1998, the Company consummated an exchange offer pursuant to which the Notes were exchanged for notes (with terms identical in all material respects) that were registered with the Securities and Exchange Commission under a registration statement on Form S-4.

     Interest on the Notes is payable semi-annually on each June 15 and December 15 and commenced December 15, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 15, 2003, at 104.75% of their principal amount, plus accrued interest, with such percentages declining ratably to 100% of their principal amount, plus accrued interest. At any time on or prior to June 15, 2001 and subject to certain conditions, up to 35% of the aggregate principal amount of the Notes may be redeemed, at the option of the Company, with the proceeds of certain equity offerings of the Company at 109.50% of the principal amount thereof, plus accrued interest. In addition, at any time prior to June 15, 2003, the Company may redeem the Notes, at its option, in whole or in part, at a price equal to the principal amount thereof, together with accrued interest, plus the Applicable Premium (as defined in the Indenture governing the Notes).

     The Notes are guaranteed, on a senior subordinated basis, by each of the Company's U.S. Restricted Subsidiaries (as defined in the Indenture) (the "Guarantors"). The net proceeds received by the Company from the issuance and sale of the Notes, approximately $193.8 million, was used to repay outstanding indebtedness under the Credit Facility previously incurred to, among other things, finance the Acquisitions.

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

                       HADCO CORPORATION AND SUBSIDIARIES

     Maturities of long-term debt and capital lease obligations are as follows as of October 31, 1998:

        YEAR ENDING OCTOBER                                           AMOUNT
        -------------------                                         ----------
                                                                       (IN
                                                                    THOUSANDS)

        1999......................................................   $  4,377
        2000......................................................      2,208
        2001......................................................      1,628
        2002......................................................    150,092
        2003......................................................         92
        Thereafter................................................    200,271
                                                                     --------
                                                                     $358,668
                                                                     ========

(9) COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases manufacturing equipment and space under noncancelable operating leases with terms expiring through 2009. Future minimum lease payments under these leases as of October 31, 1998 are as follows:

                                                                REAL
                                                  EQUIPMENT    ESTATE      TOTAL
                                                  ---------    -------    -------
                                                          (IN THOUSANDS)
Year Ending October --
  1999..........................................    $ 82       $ 6,615    $ 6,697
  2000..........................................      69         6,804      6,873
  2001..........................................      --         5,847      5,847
  2002..........................................      --         5,587      5,587
  2003..........................................      --         4,876      4,876
  Thereafter....................................      --        22,644     22,644
                                                    ----       -------    -------
     Future minimum lease payments..............    $151       $52,373    $52,524
                                                    ====       =======    =======

     Total rental expense of approximately $1,434,000, $6,628,000 and $9,805,000 was incurred for the fiscal years ended October 1996, 1997 and 1998, respectively.

     These operating leases include office and manufacturing space formerly leased from a partnership in which the Chairman of the Board had an interest. One of the leases is for a term of ten years, and expires in May 2008. A second lease is for a term of seven years, and expires in May 2005, with options to extend until May 2011. The remaining lease expires in May 2003, with options to extend until May 2008. On June 10, 1998, the partnership sold its interest in the property. The related rental expense for the fiscal years ended October 1996, 1997 and for the portion of fiscal 1998 during which the partnership owned the properties was approximately $529,000, $533,000 and $394,000, respectively.

  Environmental Matters

     During March 1995, the Company received a Record of Decision ("ROD") from the New York State Department of Environmental Conservation ("NYSDEC"), regarding soil and groundwater contamination at its Owego, New York facility. Based on a Remedial Investigation and Feasibility Study ("RIFS") for apparent on-site contamination at that facility and a Focused Feasibility Study ("FFS"), each prepared by environmental consultants of the Company, the NYSDEC has approved a remediation program of groundwater withdrawal and treatment and iterative soil flushing. The Company has executed a Modification of the Order on Consent to implement the approved ROD. The cost, based upon the FFS, to implement this remediation is estimated to be $4.6 million, and is expected to be expended as follows: $260,000 for capital

                       HADCO CORPORATION AND SUBSIDIARIES
equipment and $4.3 million for operation and maintenance costs which will be incurred and expended over the estimated life of the program of 30 years. In the summer of 1998, NYSDEC took additional samples from a wetland area near the Company's Owego facility. Analytical reports of earlier sediment samples indicated the presence of certain inorganics. The new samples showed elevated levels of certain metals, but NYSDEC has not made a determination as to the potential source of such metals, the remedial action to be taken, or the persons to undertake and/or pay for any remediation. There can be no assurance that the Company and/or other third parties will not be required to conduct additional investigations and remediation at that location, the costs of which are currently indeterminable.

     The Company has commenced the operation of a groundwater extraction system at its Derry, New Hampshire facility to address certain groundwater contamination and migration control issues. It is not possible to make a reliable estimate of the length of time remedial activity will have to be performed. However, it is anticipated that the groundwater extraction system will be operated for at least 30 years. There can be no assurance that the Company will not be required to conduct additional investigations and remediation relating to the Derry facility. The total costs of such groundwater extraction system and of conducting any additional investigations and remediation relating to the Derry facility are not fully determinable.

     The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated. The cost estimates relating to future environmental clean-up are subject to numerous variables, the effects of which can be difficult to measure, including the stage of the environmental investigations, the nature of potential remedies, possible joint and several liability, the magnitude of possible contamination, the difficulty of determining future liability, the time over which remediation might occur, and the possible effects of changing laws and regulations. The total reserve for environmental matters currently identified by the Company amounted to $10.6 million at October 25, 1997 and October 31, 1998. The current portion of these costs amounted to approximately $1.4 million as of October 25, 1997 and October 31, 1998, and is included in other accrued expenses. The long-term portion of these costs amounted to approximately $9.2 million as of October 25, 1997 and October 31, 1998, and is reported under the caption Other Long-Term Liabilities. Based on its assessment at the current time, management estimates the cost of ultimate disposition of the known environmental matters to range from approximately $7.0 million to $12.0 million, and is expected to be spread over a number of years. Management believes the ultimate disposition of the above known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

     Included in operating expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During fiscal 1996, 1997 and 1998, the Company made, and charged to operating expenses, actual payments of approximately $680,000, $296,000, and $92,000, respectively, for environmental matters. In 1996, the Company also accrued and charged to operating expenses approximately $1,825,000, as cost estimates for environmental matters.

  Litigation

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

                       HADCO CORPORATION AND SUBSIDIARIES

     From 1974 to 1980, the Company operated a printed circuit manufacturing facility in Florida as a lessee. This property is the subject of a pending lawsuit (the "Florida Lawsuit") and an investigation by the Florida Department of Environmental Protection ("FDEP"). Hadco and others are participating in alternative dispute resolution regarding the site with an independent mediator. Management believes it is likely that it will participate in implementing a continuing remedial program for the site, the costs of which are currently unknown.

     In connection with the Florida Lawsuit, Hadco and Gould, Inc., was each served with a third-party complaint in June 1995, as third-party defendants in such pending Florida Lawsuit by a party who had previously been named as a defendant when the Florida Lawsuit was commenced in 1993 by the FDEP. The Florida Lawsuit seeks damages relating to environmental pollution and FDEP costs and expenses, civil penalties, and declaratory and injunctive relief to require the parties to complete assessment and remediation of soil and groundwater contamination. The other parties include alleged owners of the property and Fleet Credit Corporation, a secured lender to a prior lessee of the property.

     In March 1993, the EPA notified Hadco Santa Clara of its potential liability for maintenance and remediation costs in connection with a hazardous waste disposal facility operated by Casmalia Resources, a California Limited Partnership, in Santa Barbara County, California. The EPA identified Hadco Santa Clara as one of the 65 generators which had disposed the greatest amounts of materials at the site. Based on the total tonnage contributed by all generators, Hadco Santa Clara's share is estimated at approximately 0.2% of the total weight.

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

     On January 12, 1998, Hadco Santa Clara received notice of the filing of a lawsuit, before the Superior Court (County of Santa Clara, California), against it by Jackie Riley, Keith Riley and Richard Riley for damages (including punitive damages) for alleged injuries suffered, including Richard Riley's cancer, as a result of the alleged emission at the Hadco Santa Clara facility of effluent from allegedly toxic and hazardous chemical substances. Because this matter is at an early stage, the Company believes it cannot assess the potential range of damages that might be awarded should the plaintiffs prevail.

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

  Purchase Commitments

     The Company had commitments to purchase approximately $17,640,000 of manufacturing equipment and approximately $2,508,000 of leasehold improvements as of October 31, 1998. The majority of these commitments is expected to be completed by the end of fiscal 1999.

                       HADCO CORPORATION AND SUBSIDIARIES

(10) STOCKHOLDERS' INVESTMENT

  Employee Stock Options

     The Company has several stock option plans that provide for the granting of stock options to employees. The plans are administered by the Compensation Committee of the Board of Directors and generally provide for the granting of options at fair market value at the date of grant. The options vest over various periods not to exceed 10 years, and expire at various times not exceeding 10 years plus 90 days from the date of grant. Substantially all employee stock options granted are nonqualified stock options. The discussion below does not include the plans pursuant to which the Board of Directors have determined not to make future grants of options.

  December 1991 Director Plan

     This plan provides for the granting of options to purchase up to 300,000 shares of common stock at a price equal to the fair market value at the date of grant. Initial options granted under this plan are exercisable ratably over a four year period and expire no later than seven years from the date of grant. This plan also provides for an annual grant of a vested option for 3,000 shares to each non-employee director who has served as a director for five years or more.

  November 1995 Plan

     This plan provides for the granting of options to purchase up to 1,000,000 shares of common stock at a price equal to fair market value at the date of grant. The options vest according to each option agreement and they expire no later than 10 years from the date of grant.

  The 1998 Stock Plan

     This plan provides for the granting of stock rights including options, awards, and purchases up to 1,000,000 shares of common stock at a minimum price equal to the fair market value at the date of grant. Stock rights may be granted to employees, directors, and other associated parties. Stock rights will expire as specified by the Compensation Committee, but in no case longer than 10 years from the date of grant. The plan was approved by the Board of Directors on September 15, 1998 and is currently subject to shareholder approval. There have been no awards under this plan as of October 31, 1998.

  Outside Directors Compensation Plan of 1998

     The Company adopted the Outside Directors Compensation Plan of 1998 (the "Directors Plan") in December 1997. The Directors Plan provides that the annual fee for the outside directors shall be paid in restricted stock, and that additional meeting fees may, at the option of the director, be paid in restricted stock. A total of 12,000 shares of common stock have been reserved for grant under the Directors Plan (as reduced by the Board of Directors from 24,000 shares). During fiscal 1998, the Company issued 4,436 shares under the Directors Plan.

  Employee Stock Purchase Plan

     The Employee Stock Purchase Plan (the ESP Plan) was approved by the Stockholders in March, 1998 to allow eligible employees, as defined in the ESP Plan, to purchase shares of common stock during one or more six-month periods through payroll deductions. Shares are purchased at 85% of fair value, as defined. A total of 500,000 shares of common stock have been reserved for purchase under the ESP Plan. During fiscal 1998, the Company issued 57,226 shares under the ESP Plan. At October 31, 1998, the Company has 442,774 shares available for purchase under the ESP Plan.

                       HADCO CORPORATION AND SUBSIDIARIES

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

     The following table summarizes stock option activity with respect to all stock options:

                                                                           WEIGHTED
                                                                           AVERAGE
                                            NUMBER         EXERCISE        EXERCISE
                                           OF SHARES      PRICE RANGE       PRICE
                                           ---------    ---------------    --------
                                              (IN
                                           THOUSANDS)

Outstanding, October 28, 1995............    1,446     $ 2.00 -- $25.69     $ 5.44
  Options granted........................      150      27.00 --  31.50      30.98
  Options exercised......................     (443)      2.00 --  11.06       3.92
  Options canceled.......................      (45)      2.00 --  31.50       6.75
                                             -----      ---------------     ------
Outstanding, October 26, 1996............    1,108       2.00 --  31.50       9.45
  Options granted........................      267      45.31 --  67.00      48.52
  Options exercised......................     (263)      2.00 --  31.50       4.98
  Options canceled.......................      (42)      2.00 --  51.88      19.68
                                             -----      ---------------     ------
Outstanding, October 25, 1997............    1,070       2.10 --  67.00      19.87
  Options granted........................      533      31.78 --  63.50      48.47
  Options exercised......................     (179)      2.10 --  11.06       6.04
  Options canceled.......................     (116)      2.10 --  67.00      38.60
                                             -----      ---------------     ------
Outstanding, October 31, 1998............    1,308      $ 2.10 --$67.00     $31.72
                                             =====      ===============     ======

     The following table summarizes information about stock options outstanding and exercisable at October 31, 1998:

                                                                                                    WEIGHTED
                                                WEIGHTED                                             AVERAGE
                                                AVERAGE             WEIGHTED                        EXERCISE
                                               REMAINING            AVERAGE                         PRICE OF
         RANGE OF              OPTIONS      CONTRACTUAL LIFE        EXERCISE          OPTIONS      EXERCISABLE
      EXERCISE PRICES        OUTSTANDING        (YEARS)              PRICE          EXERCISABLE      OPTIONS
      ---------------        -----------    ----------------        --------        -----------    -----------

$2.10 -- $2.78.............      38,860           0.58               $ 2.37            38,860        $ 2.37
 3.38 --  4.94.............     112,545           2.46                 4.20           102,555          4.13
 6.69 --  8.00.............      49,875           5.03                 7.93            17,475          7.89
 8.50 -- 12.00.............     268,500           5.46                 8.81           119,025          8.79
27.00 -- 38.13.............     381,475           5.92                34.33            42,165         30.49
44.25 -- 67.00.............     456,630           6.47                54.90            41,288         47.98
                              ---------                              ------           -------        ------
                              1,307,885                              $31.72
                              =========                              ======
Exercisable October 31, 1998                                                          361,368        $13.74
                                                                                      =======        ======
Exercisable October 25, 1997                                                          379,000        $ 7.65
                                                                                      =======        ======
Exercisable October 26, 1996                                                          506,885        $ 4.52
                                                                                      =======        ======

                       HADCO CORPORATION AND SUBSIDIARIES

     The Company has reserved as of October 31, 1998, a total of 2,258,235 shares of common stock for issuance under stock option plans. During fiscal 1996, 1997 and 1998, approximately $154,000, $121,000, and $73,000, respectively, were charged against income as compensation expense associated with the granting of these options.

     The Company has computed the pro forma disclosures required under SFAS No. 123 using the Black-Scholes option pricing model for all stock options and stock issuances under the Employee Stock Purchase Plan. The assumptions used, weighted average information and the pro forma effect of applying SFAS No. 123 for the years ended October 26, 1996, October 25, 1997 and October 31, 1998 are as follows:

                                                1996             1997              1998
                                            -------------    -------------     -------------


Risk-free interest rates..................  6.20% -- 6.73%   6.20% -- 6.66%    5.75% -- 6.08%
Expected dividend yield...................             --               --                --
Expected lives............................     6.53 years       6.77 years        6.24 years
Expected volatility.......................           43.6%            43.6%             47.0%

Weighted average grant-date fair value of
  options granted during the period, net
  of an estimated termination rate of
  32.70%..................................  $       24.54    $       26.51     $       24.17

Weighted average exercise price of options
  granted during the period, net of an
  estimated termination rate of 32.70%....  $       45.26    $       48.15     $       43.76

Weighted average remaining contractual
  life of options outstanding.............     8.92 years       8.66 years        8.03 years

Weighted average exercise price of
  506,885, 379,000 and 361,368 options
  exercisable at October 26, 1996, October
  25, 1997 and October 31, 1998,
  respectively............................  $        4.52    $        7.50     $       13.74

Pro forma net income (loss) (in
  thousands)..............................  $      31,802    $     (37,088)    $     (55,755)

Pro forma diluted net income (loss) per
  share...................................  $        2.87    $       (3.18)    $       (4.09)

(11) RETIREMENT PLAN

     The Hadco Corporation Retirement Plan (the "Plan"), as amended, covers all employees with at least six months of continuous service, as defined. Annual profit sharing contributions are made at the discretion of the Board of Directors but cannot exceed the amount allowable for federal income tax purposes. The Company provided for profit sharing contributions of $3,335,000, $4,016,000 and $1,040,000 to the Plan for the years ended October 1996, 1997 and 1998, respectively.

     The Plan permits participants to elect to have contributions made to the Plan in the form of reductions in salary under Section 401(k) of the Internal Revenue Code subject to limitations set out in the Plan. Under the Plan, the Company will match employee contributions up to 50% of the first six percent contributed. Employee contributions become vested when made, and Company contributions become vested at the rate of 33 1/3 for each year of service with the Company. The Company matched employee contributions in the amount of approximately $736,000, $834,000 and $3,798,000 during fiscal 1996, 1997 and
1998, respectively.

(12) QUARTERLY RESULTS (UNAUDITED)

     The following summarized unaudited results of operations for the fiscal quarters in the years ended October 1997 and 1998 have been accounted for using generally accepted principles for interim reporting purposes and include adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of results for these interim periods.

                       HADCO CORPORATION AND SUBSIDIARIES

                                                                1997        1998
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
First Fiscal Quarter --
  Net sales.................................................  $111,536    $198,276
  Gross profit..............................................    26,377      39,068
  Net income (loss).........................................   (69,161)     12,127
  Diluted net income (loss) per share.......................     (6.64)        .90
  Diluted weighted average shares outstanding...............    10,413      13,505

Second Fiscal Quarter --
  Net sales.................................................  $180,662    $209,587
  Gross profit..............................................    38,463      36,730
  Net income (loss).........................................     9,953     (59,739)
  Diluted net income (loss) per share.......................       .91       (4.54)
  Diluted weighted average shares outstanding...............    10,956      13,161

Third Fiscal Quarter --
  Net sales.................................................  $183,274    $201,392
  Gross profit..............................................    39,254      18,580
  Net income (loss).........................................    11,369      (6,880)
  Diluted net income (loss) per share.......................       .93        (.52)
  Diluted weighted average shares outstanding...............    12,254      13,255

Fourth Fiscal Quarter --
  Net sales.................................................  $173,233    $217,104
  Gross profit..............................................    37,298      29,312
  Net income................................................    11,346         382
  Diluted net income per share..............................       .84        0.03
  Diluted weighted average shares outstanding...............    13,528      13,560

(13) CUSTOMERS

     During fiscal years 1996, 1997 and 1998, one customer accounted for approximately 15%, 15% and 17% of consolidated net sales, respectively. The Company's five largest customers accounted for 34%, 34% and 37% of consolidated net sales during fiscal 1996, 1997 and 1998, respectively. The Company has one customer that accounted for 16% and 13% of consolidated accounts receivable at October 25, 1997 and October 31, 1998, respectively.

(14) GEOGRAPHIC SALES INFORMATION

     Export sales to unaffiliated customers outside of the United States totaled approximately $177 million for the year ended October 31, 1998, representing approximately 21% of net sales. Export sales as a percentage of total net sales for the year ended October 31, 1998 were primarily to the following regions:

Canada......................................................    10.5%
Europe......................................................     6.0
Asia........................................................     4.0
Other.......................................................      .5
                                                                ----
                                                                21.0%
                                                                ====

(15) RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     On April 6, 1998, the Company announced the planned consolidation of its two East Coast quick-turn prototype facilities into the larger of the two facilities located at Haverhill, MA. The Company incurred and recorded in the fiscal quarter ended May 2, 1998 non-recurring charges in connection with the consolidation

                       HADCO CORPORATION AND SUBSIDIARIES
totaling $5.9 million. Non-recurring costs include costs associated with the abandonment of assets at one of the facilities. On July 31, 1998, the Company announced a limited restructuring, which temporarily reduced the Company's workforce by approximately 3%. This restructuring was in addition to the consolidation of the East Coast quick-turn prototype facilities. The cost of this limited restructuring is comprised of severance and related benefits for the terminated employees. As of October 31, 1998 the Company has recorded a liability for both restructurings totaling $897,000, which relates to severance and other payroll related costs, as well as lease termination costs. The component of the charges classified as restructuring-related met the criteria set forth in Emerging Issues and Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

     The components of the restructuring and other non-recurring costs during the year ended October 31, 1998 are as follows:

                                                  EAST COAST
                                                   FACILITY       COMPANY-WIDE
                                                 CONSOLIDATION    RESTRUCTURING    TOTAL
                                                 -------------    -------------    -----
                                                              (IN THOUSANDS)

Loss on abandonment of assets..................     $1,965           $   --        $1,965
Severance benefits and associated costs........        130            1,105         1,235
Lease termination loss.........................      1,336               --         1,336
                                                    ------           ------        ------
          Total Restructuring Charges..........      3,431            1,105         4,536
Other Non-recurring Charges....................      2,517               --         2,517
                                                    ------           ------        ------
          Total Restructuring and Other
            Charges............................     $5,948           $1,105        $7,053
                                                    ======           ======        ======

     Included in the restructuring and other charges is $2.5 million, which represents the write-down of existing assets to their net realizable value, in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.

(16) SUPPLEMENTAL GUARANTORS CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Basis of presentation. In connection with the Continental Acquisition, which was financed with approximately $184 million of borrowings from the Credit Facility, the Company on May 18, 1998 sold $200 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due in 2008 (the "Notes"). The Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by certain of the Company's wholly-owned domestic subsidiaries (the "Guarantors"). The Guarantors are Hadco Santa Clara, Inc., Hadco Phoenix, Inc., CCIR of Texas Corp. and CCIR of California Corp. The condensed consolidating financial statements of the Guarantors are presented below and should be read in connection with the Consolidated Financial Statements of the Company. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the Notes on a joint and several basis and (ii) the Company's management has determined such separate financial statements are not material to investors and believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Guarantors.

     There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

     Condensed consolidating financial information has not been presented for 1996 because the Guarantors were not subsidiaries of the Company in its 1996 fiscal year.

                       HADCO CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                            AS OF OCTOBER 25, 1997
                                    -----------------------------------------------------------------------
                                     GUARANTOR     NON-GUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                    SUBSIDIARIES   SUBSIDIARIES    CORPORATION     ENTRIES        TOTAL
                                    ------------   -------------   -----------   -----------   ------------
                                                                (IN THOUSANDS)
                                                  ASSETS
Current Assets:
     Cash and cash equivalents....    $ (1,603)       $ 2,249       $ 11,525      $      --      $ 12,171
     Short-term investments.......          --             --          1,562             --         1,562
     Accounts receivable, net.....         145             56         92,021             --        92,222
     Inventories..................      11,229          5,116         29,655             --        46,000
     Deferred tax asset...........          --             --         10,483             --        10,483
     Prepaid expenses and other
       current assets.............       2,271            113          1,861             --         4,245
                                      --------        -------       --------      ---------      --------
          Total current assets....      12,042          7,534        147,107             --       166,683
Property, Plant and Equipment,
  net.............................      67,525         33,462        130,503             --       231,490
Intercompany Receivable...........      12,184             --            863        (13,047)           --
Investments in Subsidiaries.......      23,435             --        142,560       (165,995)           --
Acquired Intangible Assets, net...     101,131             --             --             --       101,131
Other Assets......................         619          1,852            742             --         3,213
                                      --------        -------       --------      ---------      --------
                                      $216,936        $42,848       $421,775      $(179,042)     $502,517
                                      ========        =======       ========      =========      ========

                                 LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
     Current portion of long-term
       debt.......................    $  4,215        $   104       $    745      $      --      $  5,064
     Accounts payable.............      21,608          4,745         42,241             --        68,594
     Intercompany payable.........          --         13,047             --        (13,047)           --
     Accrued payroll and other
       employee benefits..........       5,693            225         22,361             --        28,279
     Accrued taxes................       3,880            269         (2,374)            --         1,775
     Other accrued expenses.......       1,514             56          7,708             --         9,278
                                      --------        -------       --------      ---------      --------
          Total current
            liabilities...........      36,910         18,446         70,681        (13,047)      112,990
                                      --------        -------       --------      ---------      --------
Long-term Debt, net of current
  portion.........................       8,278            353        101,085     --........       109,716
                                      --------        -------       --------      ---------      --------
Deferred Tax Liability............      29,802             --            883             --        30,685
                                      --------        -------       --------      ---------      --------
Other Long-term Liabilities.......          --             --          9,214     --........         9,214
                                      --------        -------       --------      ---------      --------
Stockholders' Investment:
     Common stock, $.05 par value;
       Authorized -- 25,000 shares
       Issued and outstanding --
       13,086 shares in 1997......          11         29,654            655        (29,665)          655
Paid-in Capital...................     212,474             --        168,246       (212,474)      168,246
Deferred Compensation.............          --             --           (117)            --          (117)
Retained Earnings.................     (70,539)        (5,605)        71,128         76,144        71,128
                                      --------        -------       --------      ---------      --------
          Total stockholders'
            investment............     141,946         24,049        239,912       (165,995)      239,912
                                      --------        -------       --------      ---------      --------
                                      $216,936        $42,848       $421,775      $(179,042)     $502,517
                                      ========        =======       ========      =========      ========

                       HADCO CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                            AS OF OCTOBER 31, 1998
                                    -----------------------------------------------------------------------
                                     GUARANTOR     NON-GUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                    SUBSIDIARIES   SUBSIDIARIES    CORPORATION     ENTRIES        TOTAL
                                    ------------   -------------   -----------   -----------   ------------
                                                                (IN THOUSANDS)
                                                  ASSETS
Current Assets:
     Cash and cash equivalents....    $    836        $     2       $  6,331      $      --      $  7,169
     Accounts receivable, net.....      54,092          6,382         50,620             --       111,094
     Inventories..................      24,984          5,560         36,473             --        67,017
     Deferred tax asset...........          --             --         17,156             --        17,156
     Prepaid expenses and other
       current assets.............         999            227         17,440             --        18,666
                                      --------        -------       --------      ---------      --------
          Total current assets....      80,911         12,171        128,020             --       221,102
Property, Plant and Equipment,
  net.............................     138,912         49,029        134,946             --       322,887
Intercompany Receivable...........          --            160         91,463        (91,623)           --
Investments in Subsidiaries.......      17,895             --        267,882       (285,777)           --
Acquired Intangible Assets, net...     191,421             --             --             --       191,421
Other Assets......................         686             --          7,729             --         8,415
                                      --------        -------       --------      ---------      --------
                                      $429,825        $61,360       $630,040      $(377,400)     $743,825
                                      ========        =======       ========      =========      ========

                                 LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
     Current portion of long-term
       debt.......................    $  3,417        $   158       $    802      $      --      $  4,377
     Accounts payable.............      34,249          4,941         40,160             --        79,350
     Intercompany payable.........      54,523         37,100             --        (91,623)           --
     Accrued payroll and other
       employee benefits..........       3,465            160         22,904             --        26,529
     Accrued taxes................      17,099            160        (17,259)            --            --
     Other accrued expenses.......       1,328            105         17,583             --        19,016
                                      --------        -------       --------      ---------      --------
          Total current
            liabilities...........     114,081         42,624         64,190        (91,623)      129,272
                                      --------        -------       --------      ---------      --------
Long-Term Debt, net of current
  portion.........................       3,796            230        350,265             --       354,291
                                      --------        -------       --------      ---------      --------
Deferred Tax Liability............      44,677             --         14,844             --        59,521
                                      --------        -------       --------      ---------      --------
Other Long-Term Liabilities.......          --             --          9,192             --         9,192
                                      --------        -------       --------      ---------      --------
Stockholders' Investment:
     Common stock, $0.05 par
       value; Authorized -- 50,000
       shares Issued and
       outstanding -- 13,366 in
       1998.......................          11         29,654            669        (29,665)          669
Paid-in Capital...................     400,616             --        173,906       (400,616)      173,906
Deferred Compensation.............          --             --            (44)            --           (44)
Retained Earnings.................    (133,356)       (11,148)        17,018        144,504        17,018
                                      --------        -------       --------      ---------      --------
          Total stockholders'
            investment............     267,271         18,506        191,549       (285,777)      191,549
                                      --------        -------       --------      ---------      --------
                                      $429,825        $61,360       $630,040      $(377,400)     $743,825
                                      ========        =======       ========      =========      ========

                       HADCO CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                      FOR THE YEAR ENDED OCTOBER 25, 1997
                                   --------------------------------------------------------------------------
                                    GUARANTOR      NON-GUARANTOR      PARENT       ELIMINATION   CONSOLIDATED
                                   SUBSIDIARIES    SUBSIDIARIES     CORPORATION      ENTRIES        TOTAL
                                   ------------    -------------    -----------    -----------   ------------
                                                                 (IN THOUSANDS)

Net Sales........................    $195,411         $26,411        $426,883        $    --       $648,705
Cost of Sales....................     164,069          18,773         324,471             --        507,313
                                     --------         -------        --------        -------       --------
     Gross Profit................      31,342           7,638         102,412             --        141,392
Operating Expenses...............      12,821           7,696          44,069             --         64,586
Write-off of Acquired In-Process
  Research and Development.......      78,000              --              --             --         78,000
                                     --------         -------        --------        -------       --------
Income (Loss) From Operations....     (59,479)            (58)         58,343             --         (1,194)
Interest and Other Income........         655              --           2,641             --          3,296
Interest Expense.................      (2,003)           (557)         (8,363)            --        (10,923)
                                     --------         -------        --------        -------       --------
     Income (Loss) Before
       Provision for Income
       Taxes.....................     (60,827)           (615)         52,621             --         (8,821)
Provision for Income Taxes.......       6,860             275          20,537             --         27,672
Equity in loss of subsidiary.....      (2,852)             --         (68,577)        71,429             --
                                     --------         -------        --------        -------       --------
     Net Loss....................    $(70,539)        $  (890)       $(36,493)       $71,429       $(36,493)
                                     ========         =======        ========        =======       ========


                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS


                                                      FOR THE YEAR ENDED OCTOBER 31, 1998
                                   --------------------------------------------------------------------------
                                    GUARANTOR      NON-GUARANTOR      PARENT       ELIMINATION   CONSOLIDATED
                                   SUBSIDIARIES    SUBSIDIARIES     CORPORATION      ENTRIES        TOTAL
                                   ------------    -------------    -----------    -----------   ------------
                                                                 (IN THOUSANDS)

Net Sales........................    $341,974         $35,378        $449,007        $    --       $826,359
Cost of Sales....................     306,752          35,776         360,141             --        702,669
                                     --------         -------        --------        -------       --------
     Gross Profit................      35,222            (398)         88,866             --        123,690
Operating Expenses...............      17,939           3,828          59,860             --         81,627
Restructuring and Other Non-
  Recurring Charges..............          --              --           7,053             --          7,053
Write-off of Acquired In-Process
  Research and Development.......      63,050              --              --             --         63,050
                                     --------         -------        --------        -------       --------
     Income (Loss) From
       Operations................     (45,767)         (4,226)         21,953             --        (28,040)
Interest and Other Income........        (419)          2,752          (3,250)         3,212          2,295
Interest Expense.................        (852)           (404)        (21,212)            --        (22,468)
                                     --------         -------        --------        -------       --------
     Loss Before Provision for
       Income Taxes..............     (47,038)         (1,878)         (2,509)         3,212        (48,213)
Provision for Income Taxes.......      10,240             450          (4,793)            --          5,897
Equity in loss of subsidiary.....      (5,540)             --         (59,606)        65,146             --
                                     --------         -------        --------        -------       --------
     Net Loss....................    $(62,818)        $(2,328)       $(57,322)       $68,358       $(54,110)
                                     ========         =======        ========        =======       ========

                       HADCO CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                      FOR THE YEAR ENDED OCTOBER 25, 1997
                                    -----------------------------------------------------------------------
                                     GUARANTOR     NON-GUARANTOR     PARENT       ENTITIES     CONSOLIDATED
                                    SUBSIDIARIES   SUBSIDIARIES    CORPORATION   ELIMINATION      TOTAL
                                    ------------   -------------   -----------   -----------   ------------
                                                                (IN THOUSANDS)

Net cash provided by (used in)
  operating activities............    $44,591         $9,978        $  (3,902)       $--        $  50,667
                                      -------         ------        ---------        ---        ---------
Cash Flows from Investing
  Activities:
     Purchases of short-term
       investments................         --             --          (19,862)        --          (19,862)
     Maturities of short-term
       investments................         --             --           27,701         --           27,701
     Investments in
       subsidiaries...............      9,496            726          (10,222)        --               --
     Purchases of property, plant
       and equipment..............    (19,976)        (4,092)         (45,783)        --          (69,851)
     Proceeds from sale of
       property, plant and
       equipment..................         --             --            2,760         --            2,760
     Foreign Sales Corp.
       dividend...................         --         (1,962)           1,962         --               --
     Acquisition of Zycon
       Corporation, net of cash
       acquired...................         --             --         (209,661)        --         (209,661)
                                      -------         ------        ---------        ---        ---------
          Net cash used in
            investing
            activities............    (10,480)        (5,328)        (253,105)        --         (268,913)
                                      -------         ------        ---------        ---        ---------
Cash Flows from Financing
  Activities:
     Principal payments of
       long-term debt and capital
       lease obligations..........    (35,714)        (2,505)        (126,547)        --         (164,766)
     Proceeds from issuance of
       long-term debt.............         --             --          224,954         --          224,954
     Proceeds from exercise of
       stock options..............         --             --            1,303         --            1,303
     Sale of common stock, net of
       issuance costs.............         --             --          131,088         --          131,088
     Tax benefit from exercise of
       non-qualified stock
       options....................         --             --            5,052         --            5,052
                                      -------         ------        ---------        ---        ---------
          Net cash (used in)
            provided by financing
            activities............    (35,714)        (2,505)         235,850         --          197,631
                                      -------         ------        ---------        ---        ---------
Net Increase (Decrease) in Cash
  and Cash Equivalents............     (1,603)         2,145          (21,157)        --          (20,615)
Cash and Cash Equivalents,
  Beginning of Period.............         --            104           32,682         --           32,786
                                      -------         ------        ---------        ---        ---------
Cash and Cash Equivalents, End of
  Period..........................    $(1,603)        $2,249        $  11,525        $--        $  12,171
                                      =======         ======        =========        ===        =========

                       HADCO CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                      FOR THE YEAR ENDED OCTOBER 31, 1998
                                    -----------------------------------------------------------------------
                                     GUARANTOR     NON-GUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                    SUBSIDIARIES   SUBSIDIARIES    CORPORATION    ENTITIES        TOTAL
                                    ------------   -------------   -----------   -----------   ------------
                                                                (IN THOUSANDS)

Net cash provided by (used in)
  operating activities............    $ 65,020       $ 17,586       $ (22,881)     $3,212       $  62,937
                                      --------       --------       ---------      ------       ---------
Cash Flows from Investing
  Activities:
     Purchases of short-term
       investments................          --             --          (2,020)         --          (2,020)
     Maturities of short-term
       investments................          --             --           3,582          --           3,582
     Foreign Sales Corp.
       dividend...................          --         (3,212)          3,212          --              --
     Purchases of property, plant
       and equipment..............     (21,867)       (19,764)        (41,877)         --         (83,508)
     Investments in
       subsidiaries...............          --          3,212              --      (3,212)             --
     Acquisition of Continental
       Circuits Corp., net of cash
       acquired...................          --             --        (192,532)         --        (192,532)
                                      --------       --------       ---------      ------       ---------
          Net cash used in
            investing
            activities............     (21,867)       (19,764)       (229,635)     (3,212)       (274,478)
                                      --------       --------       ---------      ------       ---------
Cash Flows from Financing
  Activities:
     Principal payments of
       long-term debt and capital
       lease obligations..........     (40,714)           (69)       (217,641)         --        (258,424)
     Proceeds from issuance of
       long-term debt.............          --             --         459,289          --         459,289
     Proceeds from exercise of
       stock options..............          --             --           1,082          --           1,082
     Sale of common stock, net of
       issuance costs.............          --             --           2,593          --           2,593
     Tax benefit from exercise of
       non-qualified stock
       options....................          --             --           1,999          --           1,999
                                      --------       --------       ---------      ------       ---------
          Net cash provided by
            financing
            activities............     (40,714)           (69)        247,322          --         206,539
                                      --------       --------       ---------      ------       ---------
Net Increase (Decrease) in Cash
  and Cash Equivalents............       2,439         (2,247)         (5,194)         --          (5,002)
Cash and Cash Equivalents,
  Beginning of Period.............      (1,603)         2,249          11,525          --          12,171
                                      --------       --------       ---------      ------       ---------
Cash and Cash Equivalents, End of
  Period..........................    $    836       $      2       $   6,331      $   --       $   7,169
                                      ========       ========       =========      ======       =========

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable

                                    PART III

     Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled "Stock Performance Graph" and "Compensation Committee Report on Executive Compensation" to be incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on March 3, 1999.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on March 3, 1999, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on March 3, 1999, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Certain information relating to security ownership of certain beneficial owners and management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on March 3, 1999, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information relating to certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on March 3, 1999, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 31, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) 1.  FINANCIAL STATEMENTS:

     The following consolidated financial statements are included in Item 8:

        Report of Independent Public Accountants.

        Consolidated Statements of Operations for the years ended October 31, 1998, October 25, 1997 and October 26, 1996.

        Consolidated Balance Sheets as of October 31, 1998 and October 25, 1997.

        Consolidated Statements of Stockholders' Investment for the years ended October 31, 1998, October 25, 1997 and October 26, 1996.

        Consolidated Statements of Cash Flows for the years ended October 31, 1998, October 25, 1997 and October 26, 1996.

        Notes to Consolidated Financial Statements.

     (A) 2.  FINANCIAL STATEMENT SCHEDULES:

     The following consolidated financial statement schedules are included in
Item 14(d):

     II -- Valuation and Qualifying Accounts.

     Schedules other than those listed above have been omitted since they are either not required or the information is otherwise included.

     (A) 3.  LISTING OF EXHIBITS:

   EXHIBIT
   -------
  3.1     --    Restated Articles of Organization of Registrant (filed as
                Exhibit 3.1 to the Registration Statement No. 333-21977 on
                Form S-3 and incorporated herein by reference).
  3.2     --    By-laws of Registrant, as amended (filed as Exhibit 3.2 to the Registration Statement No. 333-21977 on Form S-3 and
                incorporated herein by reference).
  3.3     --    Amendment to Restated Articles of Organization of Registrant
                dated March 4, 1998 (filed as Exhibit 3.1 to Quarterly
                Report on Form 10-Q, File No. 0-12102, for the quarter ended
                January 31, 1998 and incorporated herein by reference).
  4       --    Description of Capital Stock, contained in Article 4 of
                Registrant's Restated Articles of Organization (filed as
                Exhibit 3.1 to the Registration Statement No. 333-21977 on
                Form S-3 and incorporated herein by reference).
*10.1     --    Registrant's December 5, 1986 Non-Qualified Stock Option
                Plan (filed as Exhibit 10.7 to Annual Report on Form 10-K,
                File No. 0-12102, for the year ended October 25, 1986 and
                incorporated herein by reference).
*10.2     --    Profit Sharing Plan and Trust of Registrant, as amended
                through December 9, 1988 and restated effective January 1,
                1988 (filed as Exhibit 10.22 to Annual Report on Form10-K,
                File No. 0-12102, for the year ended October 29, 1988 and
                incorporated herein by reference).
*10.3     --    Registrant's December 6, 1985 Non-Qualified Stock Option
                Plan (filed as Exhibit 10.56 to Annual Report on Form 10-K,
                File No. 0-12102, for the year ended October 26, 1985 and
                incorporated herein by reference).
*10.4     --    Form of Stock Option Agreement under Registrant's December
                6, 1985 Non-Qualified Stock Option Plan (filed as Exhibit
                10.42 to Annual Report on Form 10-K, File No. 0-12102, for
                the year ended October 31, 1987 and incorporated herein by reference).
 10.5     --    Amendment dated as of January 9, 1986 to Lease between
                Registrant and Lupe Burgstrom dated April 30, 1984 (filed as
                Exhibit 10.79 to Annual Report on Form 10-K, File No. 0-
                12102, for the year ended October 25, 1986 and incorporated herein by reference).

EXHIBIT
-------

 10.6     -- Amendment dated as of January 9, 1986 to Lease between Registrant and Freedom Associates dated May 17, 1985 (filed as Exhibit 10.80 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

 10.7     -- Amendment dated as of March 7, 1986 to Lease between Registrant and
             Freedom Associates dated December 23, 1980 (filed as Exhibit 10.81 to Annual Report on Form10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

 10.8     -- Lease dated July 15, 1988 between Registrant and C&M Associates I
             (filed as Exhibit 10.67 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 29, 1988 and incorporated herein by reference).

*10.9     -- Form of Stock Option Agreement under Registrant's Non-Qualified
             Stock Option Plan of September 7, 1990 (filed as Exhibit 10.68 to Annual Report on Form 10-K, File No. 0- 12102, for the year ended October 27, 1990 and incorporated herein by reference).

*10.10    -- Amendment to Profit Sharing Plan and Trust of Registrant dated
             June 19, 1990 (filed as Exhibit 10.75 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 27, 1990 and incorporated herein by reference).

 10.11    -- Loan Agreement by and between Registrant and New York State Urban
             Development Corporation ("NYSUDC"); Mortgage between Registrant and Tioga, Note between Registrant and NYSUDC; all dated as of April 10, 1991 (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 27, 1991 and incorporated herein by reference).

*10.12    -- Form of Stock Option Agreement under Registrant's 1991 Non-Employee
             Director Stock Option Plan (filed as Exhibit 10.82 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 26, 1991 and incorporated herein by reference).

 10.13    -- Lease dated March 1, 1992 between Registrant and Equity Property
             Associates I (filed as Exhibit 10.65 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1992 and incorporated herein by reference).

*10.14    -- Amendment to Retirement Plan of Registrant dated March 10, 1993
             (filed as Exhibit 10.48 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 30, 1993 and incorporated herein by reference).

*10.15    -- Amendment to Retirement Plan of Registrant dated September 10,
             1993 (filed as Exhibit 10.49 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 30, 1993 and incorporated herein by reference).

 10.16    -- Lease dated January 13, 1995 between Registrant and Nash Family
             Investment Properties and Ballinger Properties d/b/a Sagamore Industrial Properties (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended January 28, 1995 and incorporated herein by reference).

 10.17    -- Rights Agreement dated as of August 22, 1995 between the Registrant and the First National Bank of Boston (filed as Exhibit 4.1 to Current Report on Form 8-K, File No. 0- 12102, dated August 22, 1995 and incorporated herein by reference).

*10.18    -- Agreement dated as of August 14, 1995 between the Registrant and
             Patrick Sweeney (filed as Exhibit 10.49 to Annual Report on Form 10-K, File No. 0-12102, for year ended October 28, 1995 and incorporated herein by reference).

 10.19    -- Amendment dated May 1 1995 to lease dated March 1, 1992 between
             Registrant and Equity Property Associates I (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 27, 1996 and incorporated herein by reference).

 10.20    -- Lease dated November 1, 1995 between Registrant and Equity Property
             Associates I (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 27, 1996 and incorporated herein by reference).

 10.21    -- Lease dated November 1, 1995 between Registrant and Equity Property
             Associates I (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 27, 1996 and incorporated herein by reference).

 10.22    -- Amendment dated April 1, 1996 to lease dated March 1, 1992 between
             Registrant and Equity Property Associates I (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 27, 1996 and incorporated herein by reference).

 10.23    -- Agreement and Plan of Merger dated as of December 4, 1996 among the
             Registrant Hadco Acquisition Corp. and Zycon Corporation (filed as Exhibit (c) (1) to the Schedule 14D-1 filed by the Registrant on December 11, 1996 and incorporated herein by reference).

 10.24    -- Stockholders Agreement dated December 4, 1996 among Registrant and the parties named therein filed as Exhibit (c) (2) to the Schedule 14D-1 (filed by the Registrant on December 11, 1996 and incorporated herein by reference).

EXHIBIT
-------

 10.25    -- Revolving Credit Agreement dated as of January 8, 1997 between the
             Registrant and the First National Bank of Boston ("the Revolving Credit Agreement") (filed as Exhibit 10.40 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 26, 1996 and incorporated herein by reference).

*10.26    -- Amended and Restated 1991 Non-Employee Director Stock Option Plan
             of Registrant as of December 3, 1996 (filed as Exhibit 10.43 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 25, 1997 and incorporated herein by reference).

*10.27    -- Amendments to Retirement Plan of Registrant dated September 15,
             1997 (filed as Exhibit 10.44 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 25, 1997 and incorporated herein by reference).

 10.28    -- Amended and Restated Revolving Credit Agreement dated as of
             December 8, 1997 between the Registrant and BankBoston, N.A (filed as Exhibit 10.45 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 25, 1997 and incorporated herein by reference).

 10.29    -- Leases for premises located at 435-445 El Camino Real, Santa Clara,
             California, by and between Zycon Corporation and University Research Center and addenda thereto dated March 1, 1988; July 8, 1988; February 27, 1989; August 30, 1989; May 19, 1993; and August
             9, 1993 (filed as Exhibit 10.1 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).

 10.30    -- Provisional Lease dated November 14, 1995 for the premises located at the Muara Tebas Land of Kuching East Malaysia by and between Sudarsono Osman and Zycon Corporation Sendirian Berhad (filed as
             Exhibit 10.2 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).

 10.31    -- Construction Agreement dated August 3, 1995 by and between Zycon
             Corporation and Hiti Engineering Sdn.Bhd. (filed as Exhibit 10.3 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).

 10.32    -- Facilities Agreement dated February 9, 1996 by and among Zycon
             Corporation Sdn.Bhd.,Bank Bumiputra Malaysia Berhad and BBMB Kewangan Berhad (filed as Exhibit 10.4 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).

 10.33    -- Corporate Guarantee dated February 9, 1996 issued by Zycon
             Corporation in favor of Bank Bumiputra Malaysia Berhad and BBMB Kewangan Berhad (filed as Exhibit 10.5 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).

 10.34    -- Lease for the three acre premises located in Santa Clara,
             California by and between Zycon Corporation and Sobrato Interests III, dated January 4, 1996 (filed as Exhibit 10.6 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).

*10.35    -- Profit Sharing Plan and Trust of Registrant, as amended and restated effective January 1, 1988 and as amended June 20, 1990 (filed as Exhibit 10.7 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).

 10.36    -- First Amendment and Modification Agreement by and among the
             Registrant and The First National Bank of Boston (the "Bank of Boston") dated as of February 21, 1997 amending the Revolving Credit Agreement (filed as Exhibit 10.8 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).

 10.37    -- Form of Assignment and Acceptance to Revolving Credit Agreement
             (filed as Exhibit 10.9 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).

*10.38    -- Outside Directors Compensation Plan of 1998 (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No, 0-12102, for the quarter ended January 31, 1998 and incorporated herein by reference).

*10.39    -- Employee Stock Purchase Plan of November 17, 1997 (filed as Exhibit
             10.1 to the Registration Statement No. 333-47589 on Form S-8 and incorporated herein by reference).

 10.40    -- First Amendment and Modification Agreement by and among the
             Registrant and BankBoston, N.A. dated as of March 19, 1998 amending the Amended and Restated Revolving Credit Agreement (filed as Exhibit (b) (2) to the Amendment No. 2 to the Schedule 14D-1 filed by the Registrant on February 20, 1998 and incorporated herein by reference).

 10.41    -- Guaranty dated as of March 19, 1998 by Hadco Acquisition Corp. II in favor of BankBoston, N.A. (filed as Exhibit (b) (3) to the Amendment No. 2 to the Schedule 14D-1 filed by the Registrant 0n February 20, 1998 and incorporated herein by reference).

EXHIBIT
-------

 10.42    -- Stock Pledge Agreement dated as of March 19, 1998 by Hadco
             Acquisition Corp. II in favor of BankBoston, N.A. (filed as Exhibit (b) (4) to the Amendment No. 2 to the Schedule 14D-1 filed by the Registrant on February 20, 1998 and incorporated herein by reference).

*10.43    -- Form of Option Agreement under Registrant's Non-Qualified Stock
             Option Plan dated November 29, 1995, as amended and restated April 7, 1998 (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No. 0-12101, for the quarter ended May 2, 1998 and incorporated herein by reference).

*10.44    -- Stock Purchase Agreement dated as of March 20, 1998 between
             Registrant and Frederick G. McNamee, III (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended May 2, 1998 and incorporated herein by reference).

*10.45    -- Employment Agreement dated as of February 17, 1998 between
             Registrant and Frederick G. McNamee, III (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended May 2, 1998 and incorporated herein by reference).

 10.46    -- Second Amendment and Modification Agreement among Registrant and a group of Banks dated as of May 11, 1998 (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended May 2, 1998 and incorporated herein by reference).

*10.47    -- Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Andrew E. Lietz (filed as Exhibit 10.2 to Quarterly Report Form 10-Q, File No. 0-12102, for the quarter ended August 1, 1998 and incorporated herein by reference).

*10.48    -- Form of Executive Agreement dated as of July 1, 1998 by and between the Company and John D. Caruso (filed as Exhibit 10.3 to Quarterly Report on From 10-Q, File No. 0-12102, for the quarter ended August 1, 1998 and incorporated herein by reference).

*10.49    -- Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Timothy P. Losik (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended August 1, 1998 and incorporated herein by reference).

*10.50    -- Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Michael K. Sheehy (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended August 1, 1998 and incorporated herein by reference).

*10.51    -- Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Frederick G. McNamee, III (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended August 1, 1998 and incorporated herein by reference).

*10.52    -- Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Robert E. Snyder (filed as Exhibit 10.7 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended August 1, 1998 and incorporated herein by reference).

 10.53    -- Indenture (including Form of Exchange Note) dated as of May 18,
             1998 by and among the Company, the Guarantors and State Street Bank and Trust, as Trustee (filed as Exhibit 4.1 to Form S-4, Registration No. 333-57467, and incorporated herein by reference).

 10.54    -- Registration Rights Agreement dated May 13, 1998 among the Company, the Guarantors, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancAmerica Robertson Stephens, and BT Alex Brown Incorporated, as initial purchasers (filed as Exhibit 4.2 to Form S-4, Registration No. 333-57467, and incorporated herein by reference).

 10.55    -- Placement Agreement dated May 13, 1998 by and among the Company, the Guarantors, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancAmerica Robertson Stephens, and BT Alex. Brown Incorporated, as initial purchasers (filed as Exhibit 10.1 to Form S-4, Registration No. 333-57467, and incorporated herein by reference).

 10.56    -- Third Amendment and Modification Agreement dated as of September
             14, 1998 among Registrant and a group of Banks. (filed as Exhibit
             10.5 to Form S-4, Registration No. 323- 57467, and incorporated herein by reference).

*10.57    -- Form of Executive Agreement dated as of November 2, 1998 by and between the Company and F. Gordon Bitter.

*10.58    -- Amended and Restated Non-Qualified Stock Option Plan dated
             September 7, 1990, dated as of April 7, 1998.

*10.59    -- Amended and Restated Non-Qualified Stock Option Plan dated
             November 29, 1995, dated as of July 1, 1998.

*10.60    -- Amendment dated as of July 1, 1998 to Option Agreement of Andrew
             E. Lietz dated April 8, 1998.

*10.61    -- Amendment dated as of July 1, 1998 to Option Agreement of Andrew
             E. Lietz dated February 26, 1997.

*10.62    -- Amendment to Retirement Plan dated September 15, 1998.

   EXHIBIT
   -------
 10.63    --    Amendment dated May 29, 1998 to Lease between Registrant and
                Equity Property Associates I dated March 1, 1992.
 10.64    --    Amendment dated May 29, 1998 to Lease between Registrant and
                Equity Property Associates I dated November 1, 1995, for 12A
                Manor Parkway, Salem, New Hampshire.
 10.65    --    Amendment No. 2 dated October 29, 1998, for 12A Manor
                Parkway, Salem, New Hampshire to Lease between Registrant
                and Manor Parkway LLC dated November 1, 1995.
 10.66    --    Amendment dated May 29, 1998 to Lease between Registrant and
                Equity Property Associates I dated November 1, 1995, for 12B
                Manor Parkway, Salem, New Hampshire.
*10.67    --    Hadco Corporation Executive Incentive Compensation Deferred
                Bonus Plan, as amended and restated July 1, 1998.
*10.68    --    Amendment to Outside Directors Compensation Plan of 1998,
                dated as of November 12, 1998.
*10.69    --    Agreement dated as of November 12, 1998 by and between the
                Company and Andrew E. Lietz.
*10.70    --    Form of Agreement dated as of November 12, 1998 by and
                between the Company and various employees of the Company.
 21       --    Subsidiaries of the Registrant.
 23       --    Consent of Arthur Andersen LLP.
 27       --    Financial Data Schedule.

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

                                            HADCO CORPORATION

                                            By: /s/ ANDREW E. LIETZ
                                                -----------------------------
                                                Andrew E. Lietz, President
                                                Chief Executive Officer and
                                                Director

Dated:  January 6, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                     TITLE                           DATE
      ---------                     -----                           ----


/s/ HORACE H. IRVINE II      Chairman of the Board              January 6, 1999
---------------------------  and Director
(Horace H. Irvine II)


/s/ ANDREW E. LIETZ          President, Chief Executive         January 6, 1999
---------------------------  Officer and  Director
(Andrew E. Lietz)            (Principal Executive Officer)


/s/ F. GORDON BITTER         Senior Vice President, Treasurer   January 6, 1999
---------------------------  and Chief  Financial Officer
(F. Gordon Bitter)           (Principal Financial Officer and
                             Principal Accounting Officer)


/s/ OLIVER O. WARD           Director                           January 6, 1999
---------------------------
(Oliver O. Ward)


/s/ PATRICK SWEENEY          Director                           January 6, 1999
---------------------------
(Patrick Sweeney)


/s/ LAWRENCE COOLIDGE        Director                           January 6, 1999
---------------------------
(Lawrence Coolidge)


/s/ JOHN F. SMITH            Director                           January 6, 1999
---------------------------
(John F. Smith)


/s/ JOHN E. POMEROY          Director                           January 6, 1999
---------------------------
(John E. Pomeroy)


/s/ JAMES C. TAYLOR          Director                           January 6, 1999
---------------------------
(James C. Taylor)


/s/ MAURO J. WALKER          Director                           January 6, 1999
---------------------------
(Mauro J. Walker)

                                                                     SCHEDULE II

                       HADCO CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                      BALANCE     ADDITIONS
                                                        AT        CHARGED TO    DEDUCTIONS    BALANCE AT
                                                     BEGINNING    COSTS AND        FROM         END OF
                                                     OF PERIOD     EXPENSES     RESERVES(1)     PERIOD
                                                     ---------    ----------    -----------   ----------
                                                                       (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS
     October 26, 1996..............................   $  850          329            (79)       $1,100
     October 25, 1997..............................   $1,100          922           (322)       $1,700
     October 31, 1998..............................   $1,700          828           (399)       $2,129

---------------
(1) Amounts deemed uncollectible.
RESTRUCTURING ACCRUAL
     October 31, 1998..............................   $   --        4,536         (3,639)       $  897


                                 EXHIBIT INDEX

EXHIBIT
-------

  3.1     --  Restated Articles of Organization of Registrant (filed as
              Exhibit 3.1 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).

  3.2     --  By-laws of Registrant, as amended (filed as Exhibit 3.2 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).

  3.3     --  Amendment to Restated Articles of Organization of Registrant
              dated March 4, 1998 (filed as Exhibit 3.1 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended January 31, 1998 and incorporated herein by reference).

  4       --  Description of Capital Stock, contained in Article 4 of
              Registrant's Restated Articles of Organization (filed as
              Exhibit 3.1 to the Registration Statement No. 333-21977 on
              Form S-3 and incorporated herein by reference).

*10.1     --  Registrant's December 5, 1986 Non-Qualified Stock Option
              Plan (filed as Exhibit 10.7 to Annual Report on Form 10-K,
              File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

*10.2     --  Profit Sharing Plan and Trust of Registrant, as amended through December 9, 1988 and restated effective January 1,
              1988 (filed as Exhibit 10.22 to Annual Report on Form10-K,
              File No. 0-12102, for the year ended October 29, 1988 and incorporated herein by reference).

*10.3     --  Registrant's December 6, 1985 Non-Qualified Stock Option
              Plan (filed as Exhibit 10.56 to Annual Report on Form 10-K,
              File No. 0-12102, for the year ended October 26, 1985 and incorporated herein by reference).

*10.4     --  Form of Stock Option Agreement under Registrant's December
              6, 1985 Non-Qualified Stock Option Plan (filed as Exhibit
              10.42 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1987 and incorporated herein by reference).

 10.5     --  Amendment dated as of January 9, 1986 to Lease between
              Registrant and Lupe Burgstrom dated April 30, 1984 (filed as
              Exhibit 10.79 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

 10.6     --  Amendment dated as of January 9, 1986 to Lease between
              Registrant and Freedom Associates dated May 17, 1985 (filed as Exhibit 10.80 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

 10.7     --  Amendment dated as of March 7, 1986 to Lease between
              Registrant and Freedom Associates dated December 23, 1980 (filed as Exhibit 10.81 to Annual Report on Form10-K, File No. 0-12102, for the year ended October 25, 1986 and incorporated herein by reference).

 10.8     --  Lease dated July 15, 1988 between Registrant and C&M
              Associates I (filed as Exhibit 10.67 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 29, 1988 and incorporated herein by reference).

*10.9     --  Form of Stock Option Agreement under Registrant's
              Non-Qualified Stock Option Plan of September 7, 1990 (filed as Exhibit 10.68 to Annual Report on Form 10-K, File No. 0-
              12102, for the year ended October 27, 1990 and incorporated herein by reference).

*10.10    --  Amendment to Profit Sharing Plan and Trust of Registrant
              dated June 19, 1990 (filed as Exhibit 10.75 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October
              27, 1990 and incorporated herein by reference).

 10.11    --  Loan Agreement by and between Registrant and New York State
              Urban Development Corporation ("NYSUDC"); Mortgage between Registrant and Tioga, Note between Registrant and NYSUDC; all dated as of April 10, 1991 (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 27, 1991 and incorporated herein by reference).

*10.12    --  Form of Stock Option Agreement under Registrant's 1991
              Non-Employee Director Stock Option Plan (filed as Exhibit
              10.82 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 26, 1991 and incorporated herein by reference).

 10.13    --  Lease dated March 1, 1992 between Registrant and Equity
              Property Associates I (filed as Exhibit 10.65 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1992 and incorporated herein by reference).

*10.14    --  Amendment to Retirement Plan of Registrant dated March 10,
              1993 (filed as Exhibit 10.48 to Annual Report on Form 10-K,
              File No. 0-12102, for the year ended October 30, 1993 and incorporated herein by reference).

*10.15    --  Amendment to Retirement Plan of Registrant dated September
              10, 1993 (filed as Exhibit 10.49 to Annual Report on Form
              10-K, File No. 0-12102, for the year ended October 30, 1993 and incorporated herein by reference).

EXHIBIT
-------

 10.16    --  Lease dated January 13, 1995 between Registrant and Nash
              Family Investment Properties and Ballinger Properties d/b/a Sagamore Industrial Properties (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended January 28, 1995 and incorporated herein by reference).

 10.17    --  Rights Agreement dated as of August 22, 1995 between the
              Registrant and the First National Bank of Boston (filed as
              Exhibit 4.1 to Current Report on Form 8-K, File No. 0-12102, dated August 22, 1995 and incorporated herein by reference).

*10.18    --  Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney (filed as Exhibit 10.49 to Annual Report on Form 10-K, File No. 0-12102, for year ended October 28,
              1995 and incorporated herein by reference).

 10.19    --  Amendment dated May 1 1995 to lease dated March 1, 1992 between Registrant and Equity Property Associates I (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 27, 1996 and incorporated herein by reference).

 10.20    --  Lease dated November 1, 1995 between Registrant and Equity
              Property Associates I (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 27, 1996 and incorporated herein by reference).

 10.21    --  Lease dated November 1, 1995 between Registrant and Equity
              Property Associates I (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 27, 1996 and incorporated herein by reference).

 10.22    --  Amendment dated April 1, 1996 to lease dated March 1, 1992 between Registrant and Equity Property Associates I (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended April 27, 1996 and incorporated herein by reference).

 10.23    --  Agreement and Plan of Merger dated as of December 4, 1996 among the Registrant Hadco Acquisition Corp. and Zycon Corporation (filed as Exhibit (c) (1) to the Schedule 14D-1 filed by the Registrant on December 11, 1996 and incorporated herein by reference).

 10.24    --  Stockholders Agreement dated December 4, 1996 among
              Registrant and the parties named therein filed as Exhibit
              (c) (2) to the Schedule 14D-1 (filed by the Registrant on December 11, 1996 and incorporated herein by reference).

 10.25    --  Revolving Credit Agreement dated as of January 8, 1997 between the Registrant and the First National Bank of Boston ("the Revolving Credit Agreement") (filed as Exhibit 10.40 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 26, 1996 and incorporated herein by reference).

*10.26    --  Amended and Restated 1991 Non-Employee Director Stock Option
              Plan of Registrant as of December 3, 1996 (filed as Exhibit
              10.43 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 25, 1997 and incorporated herein by reference).

*10.27    --  Amendments to Retirement Plan of Registrant dated September
              15, 1997 (filed as Exhibit 10.44 to Annual Report on Form
              10-K, File No. 0-12102, for the year ended October 25, 1997 and incorporated herein by reference).

 10.28    --  Amended and Restated Revolving Credit Agreement dated as of
              December 8, 1997 between the Registrant and BankBoston, N.A (filed as Exhibit 10.45 to Annual Report on Form 10-K, File No. 0-12102, for the year ended October 25, 1997 and incorporated herein by reference).

 10.29    --  Leases for premises located at 435-445 El Camino Real, Santa
              Clara, California, by and between Zycon Corporation and University Research Center and addenda thereto dated March 1, 1988; July 8, 1988; February 27, 1989; August 30, 1989;
              May 19, 1993; and August 9, 1993 (filed as Exhibit 10.1 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).

 10.30    --  Provisional Lease dated November 14, 1995 for the premises located at the Muara Tebas Land of Kuching East Malaysia by and between Sudarsono Osman and Zycon Corporation Sendirian Berhad (filed as Exhibit 10.2 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).

 10.31    --  Construction Agreement dated August 3, 1995 by and between
              Zycon Corporation and Hiti Engineering Sdn.Bhd. (filed as
              Exhibit 10.3 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).

 10.32    --  Facilities Agreement dated February 9, 1996 by and among
              Zycon Corporation Sdn.Bhd.,Bank Bumiputra Malaysia Berhad and BBMB Kewangan Berhad (filed as Exhibit 10.4 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).

 10.33    --  Corporate Guarantee dated February 9, 1996 issued by Zycon
              Corporation in favor of Bank Bumiputra Malaysia Berhad and BBMB Kewangan Berhad (filed as Exhibit 10.5 to the
              Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).

EXHIBIT
-------

 10.34    --  Lease for the three acre premises located in Santa Clara,
              California by and between Zycon Corporation and Sobrato Interests III, dated January 4, 1996 (filed as Exhibit 10.6 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).

*10.35    --  Profit Sharing Plan and Trust of Registrant, as amended and restated effective January 1, 1988 and as amended June 20, 1990 (filed as Exhibit 10.7 to the Registration Statement
              No. 333-21977 on Form S-3 and incorporated herein by reference).

 10.36    --  First Amendment and Modification Agreement by and among the
              Registrant and The First National Bank of Boston (the "Bank of Boston") dated as of February 21, 1997 amending the Revolving Credit Agreement (filed as Exhibit 10.8 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).

 10.37    --  Form of Assignment and Acceptance to Revolving Credit
              Agreement (filed as Exhibit 10.9 to the Registration Statement No. 333-21977 on Form S-3 and incorporated herein by reference).

*10.38    --  Outside Directors Compensation Plan of 1998 (filed as
              Exhibit 10.1 to Quarterly Report on Form 10-Q, File No,
              0-12102, for the quarter ended January 31, 1998 and incorporated herein by reference).

*10.39    --  Employee Stock Purchase Plan of November 17, 1997 (filed as
              Exhibit 10.1 to the Registration Statement No. 333-47589 on
              Form S-8 and incorporated herein by reference).

 10.40    --  First Amendment and Modification Agreement by and among the
              Registrant and BankBoston, N.A. dated as of March 19, 1998 amending the Amended and Restated Revolving Credit Agreement (filed as Exhibit (b) (2) to the Amendment No. 2 to the
              Schedule 14D-1 filed by the Registrant on February 20, 1998 and incorporated herein by reference).

 10.41    --  Guaranty dated as of March 19, 1998 by Hadco Acquisition
              Corp. II in favor of BankBoston, N.A. (filed as Exhibit (b)
              (3) to the Amendment No. 2 to the Schedule 14D-1 filed by the Registrant 0n February 20, 1998 and incorporated herein by reference).

 10.42    --  Stock Pledge Agreement dated as of March 19, 1998 by Hadco
              Acquisition Corp. II in favor of BankBoston, N.A. (filed as Exhibit (b) (4) to the Amendment No. 2 to the Schedule 14D-1 filed by the Registrant on February 20, 1998 and incorporated herein by reference).

*10.43    --  Form of Option Agreement under Registrant's Non-Qualified
              Stock Option Plan dated November 29, 1995, as amended and restated April 7, 1998 (filed as Exhibit 10.2 to Quarterly
              Report on Form 10-Q, File No. 0-12101, for the quarter ended
              May 2, 1998 and incorporated herein by reference).

*10.44    --  Stock Purchase Agreement dated as of March 20, 1998 between
              Registrant and Frederick G. McNamee, III (filed as Exhibit
              10.3 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended May 2, 1998 and incorporated herein by reference).

*10.45    --  Employment Agreement dated as of February 17, 1998 between
              Registrant and Frederick G. McNamee, III (filed as Exhibit
              10.4 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended May 2, 1998 and incorporated herein by reference).

 10.46    --  Second Amendment and Modification Agreement among Registrant and a group of Banks dated as of May 11, 1998 (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended May 2, 1998 and incorporated herein by reference).

*10.47    --  Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Andrew E. Lietz (filed as Exhibit
              10.2 to Quarterly Report Form 10-Q, File No. 0-12102, for the quarter ended August 1, 1998 and incorporated herein by reference).

*10.48    --  Form of Executive Agreement dated as of July 1, 1998 by and between the Company and John D. Caruso (filed as Exhibit
              10.3 to Quarterly Report on From 10-Q, File No. 0-12102, for the quarter ended August 1, 1998 and incorporated herein by reference).

*10.49    --  Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Timothy P. Losik (filed as Exhibit
              10.4 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended August 1, 1998 and incorporated herein by reference).

*10.50    --  Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Michael K. Sheehy (filed as Exhibit
              10.5 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended August 1, 1998 and incorporated herein by reference).

*10.51    --  Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Frederick G. McNamee, III (filed as
              Exhibit 10.6 to Quarterly Report on Form 10-Q, File No.
              0-12102, for the quarter ended August 1, 1998 and incorporated herein by reference).

*10.52    --  Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Robert E. Snyder (filed as Exhibit
              10.7 to Quarterly Report on Form 10-Q, File No. 0-12102, for the quarter ended August 1, 1998 and incorporated herein by reference).

   EXHIBIT
   -------
 10.53    --    Indenture (including Form of Exchange Note) dated as of May
                18, 1998 by and among the Company, the Guarantors and State
                Street Bank and Trust, as Trustee (filed as Exhibit 4.1 to
                Form S-4, Registration No. 333-57467, and incorporated
                herein by reference).
 10.54    --    Registration Rights Agreement dated May 13, 1998 among the
                Company, the Guarantors, Morgan Stanley & Co. Incorporated,
                Merrill Lynch, Pierce, Fenner & Smith Incorporated,
                BancAmerica Robertson Stephens, and BT Alex Brown
                Incorporated, as initial purchasers (filed as Exhibit 4.2 to
                Form S-4, Registration No. 333-57467, and incorporated
                herein by reference).
 10.55    --    Placement Agreement dated May 13, 1998 by and among the
                Company, the Guarantors, Morgan Stanley & Co. Incorporated,
                Merrill Lynch, Pierce, Fenner & Smith Incorporated,
                BancAmerica Robertson Stephens, and BT Alex. Brown
                Incorporated, as initial purchasers (filed as Exhibit 10.1 to Form S-4, Registration No. 333-57467, and incorporated
                herein by reference).
 10.56    --    Third Amendment and Modification Agreement dated as of
                September 14, 1998 among Registrant and a group of Banks.
                (filed as Exhibit 10.5 to Form S-4, Registration No. 323-
                57467, and incorporated herein by reference).
*10.57    --    Form of Executive Agreement dated as of November 2, 1998 by and between the Company and F. Gordon Bitter.
*10.58    --    Amended and Restated Non-Qualified Stock Option Plan dated
                September 7, 1990, dated as of April 7, 1998.
*10.59    --    Amended and Restated Non-Qualified Stock Option Plan dated
                November 29, 1995, dated as of July 1, 1998.
*10.60    --    Amendment dated as of July 1, 1998 to Option Agreement of
                Andrew E. Lietz dated April 8, 1998.
*10.61    --    Amendment dated as of July 1, 1998 to Option Agreement of
                Andrew E. Lietz dated February 26, 1997.
*10.62    --    Amendment to Retirement Plan dated September 15, 1998.
 10.63    --    Amendment dated May 29, 1998 to Lease between Registrant and
                Equity Property Associates I dated March 1, 1992.
 10.64    --    Amendment dated May 29, 1998 to Lease between Registrant and
                Equity Property Associates I dated November 1, 1995, for 12A
                Manor Parkway, Salem, New Hampshire.
 10.65    --    Amendment No. 2 dated October 29, 1998, for 12A Manor
                Parkway, Salem, New Hampshire to Lease between Registrant
                and Manor Parkway LLC dated November 1, 1995.
 10.66    --    Amendment dated May 29, 1998 to Lease between Registrant and
                Equity Property Associates I dated November 1, 1995, for 12B
                Manor Parkway, Salem, New Hampshire.
*10.67    --    Hadco Corporation Executive Incentive Compensation Deferred
                Bonus Plan, as amended and restated July 1, 1998.
*10.68    --    Amendment to Outside Directors Compensation Plan of 1998,
                dated as of November 12, 1998.
*10.69    --    Agreement dated as of November 12, 1998 by and between the
                Company and Andrew E. Lietz.
*10.70    --    Form of Agreement dated as of November 12, 1998 by and
                between the Company and various employees of the Company.
 21       --    Subsidiaries of the Registrant.
 23       --    Consent of Arthur Andersen LLP.
 27       --    Financial Data Schedule.

(*) Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).