Form 10-Q
period 1999-01-30
HADCO CORP
filed 1999-03-15
CIK 729533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
          [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant has 13,535,404 shares of Common Stock, $0.05 Par Value, outstanding at March 15, 1999.

                       HADCO CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE


  Item 1. Financial Statements

          Consolidated Condensed Balance Sheets as of
          January 30, 1999 (unaudited) and October 31, 1998..............  3

          Consolidated Condensed Statements of Income
          for the Three Months ended January 30, 1999 and
          January 31, 1998 (unaudited)...................................  4

          Consolidated Condensed Statements of Cash Flows
          for the Three Months ended January 30, 1999 and
          January 31, 1998  (unaudited)..................................  5

          Notes to Consolidated Condensed Financial
          Statements.....................................................  6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................ 14

  Item 3. Quantitative and Qualitative Disclosures about Market Risk..... 18


PART II - OTHER INFORMATION

  Item 2. Changes in Securities.......................................... 19

  Item 6. Exhibits and Reports on Form 8-K............................... 19


 SIGNATURE............................................................... 20

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                       HADCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

ASSETS                                                      (unaudited)
                                                            January 30,  October 31,
                                                               1999         1998
                                                            -----------  -----------
Current Assets:
    Cash and cash equivalents ............................. $   9,626    $   7,169
    Accounts receivable, net of allowance for
     doubtful accounts of $2,527 in 1999 and
     $2,129 in 1998, respectively .........................   114,957      111,094
    Inventories ...........................................    70,894       67,017
    Deferred tax asset ....................................    17,156       17,156
    Prepaid expenses and other current assets .............     9,524       18,666
                                                            ---------    ---------
         Total Current Assets .............................   222,157      221,102
    Property, Plant and Equipment, net ....................   323,164      322,887
    Acquired Intangible Assets, net .......................   188,614      191,421
    Other Assets ..........................................     9,651        8,415
                                                            ---------    ---------
                                                            $ 743,586    $ 743,825
                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
    Short-term debt and current portion of long-term debt.. $   2,847    $   4,377
    Accounts payable ......................................    83,894       79,350
    Accrued payroll and other employee benefits ...........    24,608       26,529
    Other accrued expenses ................................    12,810       19,016
                                                            ---------    ---------
         Total Current Liabilities ........................   124,159      129,272
                                                            ---------    ---------
Long Term Debt, net of current portion ....................   354,985      354,291
Deferred Tax Liability ....................................    59,520       59,521
Other Long-Term Liabilities ...............................     9,192        9,192
Commitments and Contingencies
Stockholders' investment:
    Common stock, $.05 par value -
    Authorized 50,000 shares
    Issued and outstanding 13,485 in
    1999 and 13,366 in 1998 ...............................       676          669
Paid-in capital ...........................................   176,405      173,906
Deferred compensation .....................................      (383)         (44)
Retained earnings .........................................    19,032       17,018
                                                            ---------    ---------
         Total Stockholders' Investment ...................   195,730      191,549
                                                            ---------    ---------
                                                            $ 743,586    $ 743,825
                                                            =========    =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (unaudited )
                      (In thousands, except per share data)

                                                                      QUARTER ENDED
                                                                      -------------

                                                                  January 30,  January 31,
                                                                      1999         1998
                                                                  -----------  -----------
Net Sales ......................................................   $ 235,979    $ 198,276

Cost of Sales ..................................................     203,546      159,208
                                                                   ---------    ---------

     Gross Profit ..............................................      32,433       39,068

Operating Expenses .............................................      20,995       17,784
                                                                   ---------    ---------

     Income From Operations ....................................      11,438       21,284

Interest and Other Income, net .................................         601          533

Interest Expense ...............................................      (8,696)      (2,099)
                                                                   ---------    ---------

    Income before Provision for Income Taxes ...................       3,343       19,718

Provision for Income Taxes .....................................       1,329        7,591
                                                                   ---------    ---------

    Net Income .................................................   $   2,014    $  12,127
                                                                   =========    =========

 Income per common and common equivalent shares (Note 1)
     Basic .....................................................   $    0.15    $    0.93
                                                                   =========    =========
     Diluted ...................................................   $    0.15    $    0.90
                                                                   =========    =========

Weighted average common and common equivalent shares outstanding
(Note 1)
     Basic .....................................................      13,422       13,096
                                                                   =========    =========
     Diluted ...................................................      13,651       13,505
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

                       HADCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)

                                                                                  THREE MONTHS ENDED
                                                                                -----------------------
                                                                                January 30, January 31,
                                                                                    1999      1998
                                                                                ----------- -----------
Net Income ...................................................................   $  2,014    $ 12,127
Adjustments to reconcile net income to net cash provided by
    Operating activities --
    Depreciation, amortization, deferred compensation and deferred taxes .....     19,067      12,931
    Loss in sale of fixed assets .............................................         29          --
     Changes in assets and liabilities --
         Increase in accounts receivable .....................................     (3,861)     (7,691)
         Increase in inventories .............................................     (3,877)     (8,018)
         (Increase) Decrease in prepaid expenses and other current assets ....     (  507)         21
         Decrease (Increase) in refundable taxes .............................      9,644      (  499)
         Increase in other assets ............................................     (  903)     (2,498)
         (Decrease) Increase in accounts payable and accrued expenses ........     (3,513)      1,302
         Decrease in long term liabilities ...................................         --      (   22)
                                                                                 --------    --------
Net Cash Provided by Operating Activities ....................................     18,093       7,653
                                                                                 --------    --------

Cash Flows From Investing Activities:
    Increase in other assets .................................................       (270)         --
    Purchases of property, plant and equipment ...............................    (16,645)    (19,366)
                                                                                 --------    --------
Net Cash Used In Investing Activities ........................................    (16,915)    (19,366)
                                                                                 --------    --------

Cash Flows From Financing Activities:
    Principal payments of long-term debt .....................................    (20,836)     (1,224)
    Net proceeds from issuance of long-term debt .............................     20,000      10,000
    Proceeds from exercise of stock options ..................................        207         147
    Tax benefit from exercise of stock options ...............................        334         452
    Proceeds from employee stock purchase plan ...............................      1,574          --
                                                                                 --------    --------
Net Cash Provided by Financing Activities ....................................      1,279       9,375
                                                                                 --------    --------

Net increase (decrease) in Cash and Cash Equivalents .........................      2,457      (2,338)

Cash and Cash Equivalents Beginning of Period ................................      7,169      13,733
                                                                                 --------    --------

Cash and Cash Equivalents End of Period ......................................   $  9,626    $ 11,395
                                                                                 ========    ========

Supplemental disclosure of cash flow information: Cash paid during period for:
      Interest ...............................................................   $ 13,509    $  1,407
                                                                                 ========    ========
      Income taxes  (net of refunds) .........................................   $     61    $    322
                                                                                 ========    ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Hadco Corporation's (the "Company" or "Hadco") principal products are multilayer rigid printed circuits and backplane and system assemblies. The consolidated condensed financial statements reflect the application of certain accounting policies as described in the accompanying notes to the consolidated condensed financial statements, as well as the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998. These financial statements should be read in conjunction with the financial statements and related disclosures included in the above-referenced SEC filing.

     INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated condensed balance sheet as of January 30, 1999, and the consolidated condensed statements of income for the three months ended January 30, 1999 and January 31, 1998 and the consolidated condensed statement of cash flows for the three month periods ended January 30, 1999 and January 31, 1998 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. Results of operations for the interim period are not necessarily indicative of results to be expected for the entire year or any future period.

     EARNINGS PER SHARE

     A reconciliation of basic and diluted shares outstanding is as follows:


                                                        THREE MONTHS ENDED
                                                     ------------------------
                                                          (in thousands)
                                                     January 30,  January 31,
                                                        1999         1998
                                                     -----------  -----------
     Basic weighted average shares outstanding........ 13,422       13,096
     Weighted average common equivalent shares........    229          409
                                                       ------       ------
     Diluted weighted average shares outstanding...... 13,651       13,505
                                                       ======       ======

     Diluted weighted average shares outstanding for the three month periods ended January 30, 1999 and January 31, 1998 do not include 650,430 and 485,290 common equivalent shares, respectively as their effect would be anti-dilutive.

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

2.   ACQUISITIONS

     On March 20, 1998, the Company acquired (the "Continental Acquisition") all of the outstanding common stock of Continental Circuits Corp. ("Continental"). Unaudited pro forma operating results for the Company, assuming the Continental Acquisition occurred on October 26, 1997, are as follows:


                                                       THREE MONTHS ENDED
                                                    -------------------------
                                                     (in thousands, except
                                                        per share data)
                                                    January 30,   January 31,
                                                        1999         1998
                                                    -----------   -----------
     Net Sales....................................... $235,979     $233,618

     Net Income......................................   $2,014      $10,061

     Basic Net Income Per Share......................     $.15         $.77

     Diluted Net Income Per Share....................     $.15         $.74

     For purposes of these pro forma operating results, the acquired in-process R&D was assumed to have been written off prior to October 26, 1997, so that the operating results presented include only recurring costs.

3.   INVENTORIES

     Inventories are stated at the lower of cost, first-in, first-out (FIFO), or market and consist of the following (in thousands):

                                                January 30,     October 31,
                                                   1999            1998
                                                -----------     -----------
      Raw Materials............................   $25,057        $25,856
      Work-in-process..........................    45,837         41,161
                                                  -------        -------
                                                  $70,894        $67,017
                                                  =======        =======

4.    LONG TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                           January 30, October 31,
                                                               1999       1998
                                                           ----------- -----------
      Variable Rate Mortgages..............................     $730       $732
      Revolving credit agreement ..........................  150,000    150,000
      9 1/2% Senior Subordinated Notes due 2008............  199,371    199,354
      Obligations under capital leases with interest
      rates ranging from 7% to 7.75%.......................    7,731      8,582
                                                             -------    -------
                                                             357,832    358,668

      Less - Current portion...............................    2,847      4,377
                                                            --------   --------
                                                            $354,985   $354,291
                                                            ========   ========

                      HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


5.   SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Basis of presentation. In connection with the acquisition of Continental Circuits Corp., which was financed with approximately $184 million of borrowings from the Company's line of credit, the Company on May 18, 1998 sold $200,000,000 aggregate principal amount of 9 1/2 % Senior Subordinated Notes due in 2008 (the Notes). The Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by certain of the Company's direct wholly-owned domestic subsidiaries (the Guarantors). The Guarantors are Hadco Santa Clara, Inc., Hadco Phoenix, Inc., CCIR of Texas Corp., and CCIR of California Corp. The condensed consolidating financial statements of the Guarantors are presented below and should be read in connection with the Consolidated Condensed Financial Statements of the Company. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the Notes on a joint and several basis and (ii) the Company's management has determined such separate financial statements are not material to investors and believes the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Guarantors.

     There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                   (Continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                   (UNAUDITED)

                                                                      As of January 30, 1999
                                                  ----------------------------------------------------------------
                                                   Guarantor   Non-Guarantor    Parent    Elimination Consolidated
                                                  Subsidiaries Subsidiaries   Corporation   Entries     Total
                                                  ------------ -------------  ----------- ----------- ------------
                                                                            (In Thousands)
                                                            ASSETS
Current Assets:
  Cash and cash equivalents                          $      83    $    867   $   8,676   $       --   $   9,626
  Accounts receivable, net                              55,600       6,118      53,239           --     114,957
  Inventories                                           26,344       5,860      38,690           --      70,894
  Deferred tax asset                                        --          --      17,156           --      17,156
  Prepaid and other current assets                       1,064         276       8,184           --       9,524
                                                     ---------    --------   ---------   ----------   ---------
     Total current assets                               83,091      13,121     125,945           --     222,157
Property, Plant and Equipment, net                     137,985      50,696     134,483           --     323,164
Intercompany Receivable                                     --         163      87,562      (87,725)         --
Investments in Subsidiaries                             16,227          --     267,498     (283,725)         --
Acquired Intangible Assets, net                        188,614          --          --           --     188,614
Other Assets                                               211          --       9,440           --       9,651
                                                     ---------    --------   ----------  ----------   ---------
                                                     $ 426,128    $ 63,980   $ 624,928   $ (371,450)  $ 743,586
                                                     =========    ========   ==========  ==========   =========

                                                     LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt                 $   2,049     $     78   $     720    $      --   $   2,847
  Accounts payable                                     37,367        5,590      40,937           --      83,894
  Intercompany payable                                 46,784       40,941          --      (87,725)         --
  Accrued payroll and other
     employee benefits                                  2,230          163      22,215           --      24,608
  Accrued taxes                                        19,973          159     (20,132)          --          --
  Other accrued expenses                                1,440          100      11,270           --      12,810
                                                    ---------     --------   ---------   ----------   ---------
     Total current liabilities                        109,843       47,031      55,010      (87,725)    124,159
                                                    ---------     --------   ---------   ----------   ---------
Long-Term Debt, net of current portion                  4,729          104     350,152           --     354,985
                                                    ---------     --------   ---------   ----------   ---------
Deferred Tax Liability                                 44,676           --      14,844           --      59,520
                                                    ---------     --------   ---------   ----------   ---------
Other Long-Term Liabilities                                --           --       9,192           --       9,192
                                                    ---------     --------   ---------   ----------   ---------
Stockholders' Investment:
  Common stock, $0.05 par value;
     Authorized - 50,000 shares
     Issued and outstanding - 13,485 in 1999               11       29,655         676      (29,666)        676
  Paid-in capital                                     400,616           --     176,405     (400,616)    176,405
  Deferred compensation                                    --           --        (383)          --        (383)
  Retained earnings                                  (133,747)     (12,810)     19,032      146,557      19,032
                                                    ---------     --------   ---------   ----------   ---------
     Total stockholders' investment                   266,880       16,845     195,730     (283,725)    195,730
                                                    ---------     --------   ---------   ----------   ---------
                                                    $ 426,128     $ 63,980   $ 624,928   $ (371,450)  $ 743,586
                                                    =========     ========   =========   ==========   =========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                   (Continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                       As of October 31, 1998
                                  -----------------------------------------------------------------
                                    Guarantor  Non-Guarantor   Parent     Elimination  Consolidated
                                  Subsidiaries Subsidiaries  Corporation    Entries       Total
                                  ------------ ------------- ------------ -----------  ------------
                                                            (In Thousands)
                                                                  ASSETS
Current Assets:
  Cash and cash equivalents          $     836   $       2    $   6,331    $      --    $   7,169
  Accounts receivable, net              54,092       6,382       50,620           --      111,094
  Inventories                           24,984       5,560       36,473           --       67,017
  Deferred tax asset                        --          --       17,156           --       17,156
  Prepaid and other current assets         999         227       17,440           --       18,666
                                     ---------   ---------    ---------    ---------    ---------
     Total current assets               80,911      12,171      128,020           --      221,102
Property, Plant and Equipment, net     138,912      49,029      134,946           --      322,887
Intercompany Receivable                     --         160       91,463      (91,623)          --
Investments in Subsidiaries             17,895          --      267,882     (285,777)          --
Acquired Intangible Assets, net        191,421          --           --           --      191,421
Other Assets                               686          --        7,729           --        8,415
                                     ---------   ---------    ---------    ---------    ---------
                                     $ 429,825   $  61,360    $ 630,040    $(377,400)   $ 743,825
                                     =========   =========    =========    ==========   =========

                                      LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt  $   3,417   $     158    $     802    $      --    $   4,377
  Accounts payable                      34,249       4,941       40,160           --       79,350
  Intercompany payable                  54,523      37,100           --      (91,623)          --
  Accrued payroll and other
     employee benefits                   3,465         160       22,904           --       26,529
  Accrued taxes                         17,099         160      (17,259)          --           --
  Other accrued expenses                 1,328         105       17,583           --       19,016
                                     ---------   ---------    ---------    ---------    ---------
     Total current liabilities         114,081      42,624       64,190      (91,623)     129,272
                                     ---------   ---------    ---------    ---------    ---------
Long-Term Debt, net of current
     portion                             3,796         230      350,265           --      354,291
                                     ---------   ---------    ---------    ---------    ---------
Deferred Tax Liability                  44,677          --       14,844           --       59,521
                                     ---------   ---------    ---------    ---------    ---------
Other Long-Term Liabilities                 --          --        9,192           --        9,192
                                     ---------   ---------    ---------    ---------    ---------
Stockholders' Investment:
  Common stock, $0.05 par value;
     Authorized - 50,000 shares
     Issued and outstanding -
     13,366 in 1998                         11      29,654          669      (29,665)         669
  Paid-in capital                      400,616          --      173,906     (400,616)     173,906
  Deferred compensation                     --          --          (44)          --          (44)
  Retained earnings                   (133,356)    (11,148)      17,018      144,504       17,018
                                     ---------   ---------    ---------    ---------    ---------
     Total stockholders' investment    267,271      18,506      191,549     (285,777)     191,549
                                     ---------   ---------    ---------    ---------    ---------
                                     $ 429,825   $  61,360    $ 630,040    $(377,400)   $ 743,825
                                     =========   =========    =========    =========    =========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                   (Continued)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the Three Months Ending January 30, 1999
                                          ----------------------------------------------------------------
                                           Guarantor    Non-Guarantor   Parent    Elimination Consolidated
                                          Subsidiaries  Subsidiaries  Corporation   Entries       Total
                                          ------------  ------------- ----------- ----------- ------------
                                                                     (In Thousands)
Net Sales                                   $ 114,955    $  10,507    $ 110,517    $      --    $ 235,979
Cost of Sales                                 105,210       10,859       87,477           --      203,546
                                            ---------    ---------    ---------    ---------    ---------
     Gross Profit                               9,745         (352)      23,040           --       32,433
Operating Expenses                              5,247          678       15,070           --       20,995
                                            ---------    ---------    ---------    ---------    ---------
     Income (Loss) From Operations              4,498       (1,030)       7,970           --       11,438
Interest and Other Income                        (150)        (626)       1,371            6          601
Interest Expense                                 (198)          (6)      (8,492)          --       (8,696)
                                            ---------    ---------    ---------    ---------    ---------
     Income (Loss) Before Provision
     for Income Taxes                           4,150       (1,662)         849            6        3,343
Provision for (benefit from) Income Taxes       2,873           --       (1,544)          --        1,329
Equity in income (loss) of subsidiary          (1,668)          --         (385)       2,053           --
                                            ---------    ---------    ---------    ---------    ---------
     Net Income (Loss)                      $    (391)   $  (1,662)   $   2,008    $   2,059    $   2,014
                                            =========    =========    =========    =========    =========

                                                     For the Three Months Ending January 31, 1998
                                          -----------------------------------------------------------------
                                             Guarantor  Non-Guarantor   Parent    Elimination  Consolidated
                                          Subsidiaries  Subsidiaries  Corporation   Entries        Total
                                          ------------  ------------- ----------- -----------  ------------
                                                                    (In Thousands)
Net Sales                                   $  68,279    $   9,027    $ 120,970    $      --    $ 198,276
Cost of Sales                                  57,425        8,298       93,485           --      159,208
                                            ---------    ---------    ---------    ---------    ---------
     Gross Profit                              10,854          729       27,485           --       39,068
Operating Expenses                              2,706          832       14,246           --       17,784
                                            ---------    ---------    ---------    ---------    ---------
     Income (Loss) From Operations              8,148         (103)      13,239           --       21,284
Interest and Other Income                         380           --          153           --          533
Interest Expense                                 (170)        (272)      (1,657)          --       (2,099)
                                            ---------    ---------    ---------    ---------    ---------
     Income (Loss) Before Provision
       for Income Taxes                         8,358         (375)      11,735           --       19,718
Provision for Income Taxes                      3,867           --        3,724           --        7,591
Equity in income (loss) of subsidiary            (375)          --        4,116       (3,741)          --
                                            ---------    ---------    ---------    ---------    ---------
     Net Income (Loss)                      $   4,116    $    (375)   $  12,127    $  (3,741)   $  12,127
                                            =========    =========    =========    =========    =========


                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                   (Continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                   For the Three Months Ended January 30, 1999
                                                    ---------------------------------------------------------------
                                                     Guarantor   Non-Guarantor   Parent    Elimination Consolidated
                                                    Subsidiaries  Subsidiaries Corporation   Entries       Total
                                                    ------------ ------------- ----------- ----------- ------------
Net cash provided by operating activities              $  5,207    $  4,190    $  8,690    $      6    $ 18,093
                                                       --------    --------    --------    --------    --------
Cash Flows from Investing Activities:
     Foreign Sales Corp. dividend                            --          (6)          6          --          --
     Purchases of property, plant and equipment          (5,254)     (3,119)     (8,272)         --     (16,645)
     Increase in other assets                              (270)          6          --          (6)       (270)
                                                       --------    --------    --------    --------    --------
          Net cash used in investing activities          (5,524)     (3,119)     (8,266)         (6)    (16,915)
                                                       --------    --------    --------    --------    --------

Cash Flows from Financing Activities:
     Principal payments of long-term debt                  (436)       (206)    (20,194)         --     (20,836)
     Net proceeds from issuance of long-term debt            --          --      20,000          --      20,000
     Proceeds from exercise of stock options                 --          --         207          --         207
     Proceeds from the sale of common stock                  --          --       1,574          --       1,574
     Tax benefit from exercise of
          Stock options                                      --          --         334          --         334
                                                       --------    --------    --------    --------    --------
          Net cash  provided by (used in) financing
          activities                                       (436)       (206)      1,921          --       1,279
                                                       --------    --------    --------    --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents       (753)        865       2,345          --       2,457

Cash and Cash Equivalents, Beginning of Period              836           2       6,331          --       7,169
                                                       --------    --------    --------    --------    --------

Cash and Cash Equivalents, End of Period               $     83    $    867    $  8,676    $     --    $  9,626
                                                       ========    ========    ========    ========    ========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                   (Continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                          For the Three Months Ended January 31, 1998
                                                   ---------------------------------------------------------------
                                                     Guarantor  Non-Guarantor   Parent    Elimination Consolidated
                                                   Subsidiaries Subsidiaries  Corporation   Entries      Total
                                                   ------------ ------------- ----------- ----------- ------------
Net cash provided by (used in) operating activities    $  6,348    $  7,996    $ (6,691)   $    --   $  7,653
                                                       --------    --------    --------    -------   --------
Cash Flows from Investing Activities:
     Purchases of property, plant and equipment          (3,836)     (3,129)    (12,401)        --    (19,366)
                                                       --------    --------    --------    -------   --------
          Net cash used in investing activities          (3,836)     (3,129)    (12,401)        --    (19,366)
                                                       --------    --------    --------    -------   --------
Cash Flows from Financing Activities:
     Principal payments of long-term debt                  (909)        (38)       (277)        --     (1,224)
     Net proceeds from issuance of long-term debt            --          --      10,000         --     10,000
     Proceeds from exercise of stock options                 --          --         147         --        147
     Tax benefit from exercise of
          stock options                                      --          --         452         --        452
                                                       --------    --------    --------    -------   --------
          Net cash  provided by (used in) financing
          activities                                       (909)        (38)     10,322         --      9,375
                                                       --------    --------    --------    -------   --------
Net Increase (Decrease) in Cash and Cash Equivalents      1,603       4,829      (8,770)        --     (2,338)
Cash and Cash Equivalents, Beginning of Period           (1,603)      2,249      13,087         --     13,733
                                                       --------    --------    --------    -------   --------
Cash and Cash Equivalents, End of Period               $     --    $  7,078    $  4,317    $    --   $ 11,395
                                                       ========    ========    ========    =======   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed below or elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. Hadco Corporation makes such forward-looking statements under the provisions of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in this Item 2 and under "Year 2000 Readiness Disclosure Statement" and "Factors That May Affect Future Results" below. Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Quarterly Report on Form 10-Q, the words "anticipates," "believes," "expects," "intends," "future," "could," "may," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

     As used herein, the terms "Company" and "Hadco," unless otherwise indicated or the context otherwise requires, refer to Hadco Corporation and its subsidiaries. On March 20, 1998, the Company acquired all of the outstanding capital stock of Continental (the "Continental Acquisition"). Unless otherwise indicated or the context otherwise requires, the results of Continental's operations and other financial information relating to Continental since March 20, 1998 are included in the Company's historical consolidated financial information presented herein.

     RESULTS OF OPERATIONS

     Net sales for the first quarter of 1999 increased 19.0% over the same period in 1998. The increase resulted from several factors including the Continental Acquisition, which added $35.2 million to the net sales of printed circuits, and an increase in backplane and system assembly net sales of $20 million; these increases were partially offset by a decrease in printed circuit net sales (excluding the Continental Acquisition) of $19.1 million. Net sales of printed circuits decreased due to slightly lower unit shipments, and a 10.6% decrease in average pricing for the first quarter of 1999 over the same period in 1998. The shift towards printed circuits with more layers and greater densities partially offset the reductions in unit volume and price. Backplane and system assembly net sales increased due to higher production volume and shipments.

     The gross profit margin decreased to 13.7% of net sales in the first quarter of 1999 from 19.7% in the comparable period in fiscal 1998. Lower pricing on printed circuits caused gross margins to decrease by 5.9 percentage points. Lower capacity utilization from printed circuit operations caused margins to decrease by 2.3 percentage points. The effect of lower overall gross margins from Hadco Phoenix (formerly Continental) operations caused margins to decrease by 1.7 percentage points. All of these decreases were partially offset by lower unit costs through improved production efficiencies resulting in an overall decrease in the gross margin of 6.0 percentage points.

     Operating expenses, as a percent of net sales, decreased slightly to 8.9% in the first quarter of 1999 from 9.0% in the comparable period in fiscal 1998.

     The Company includes in operating expenses charges for actual expenditures and accruals, based on estimates, for environmental matters. To the extent and in amounts Hadco believes circumstances warrant, it will continue to accrue and charge to operating expenses cost estimates relating to environmental matters.

     Interest income decreased in the first quarter of 1999 as compared to the first quarter of 1998 due to lower average cash balances available for investing. Interest expense increased in the first quarter of 1999 as compared to the first quarter of 1998, due to higher average outstanding debt balances for the first quarter of 1999 compared to the first quarter of 1998 as a result of the Continental Acquisition.

     INCOME TAXES

     In accordance with generally accepted accounting principles, the Company provides for income taxes on an interim basis, using its anticipated effective annual income tax rate. The Company anticipates an effective annual income tax rate for fiscal 1999 of 39.75%, which is slightly less than the combined federal and state statutory rates. The anticipated effective rate was increased by amortization of goodwill which is not tax deductible, and this was offset by the benefit of the Company's foreign sales corporation and various state investment tax credits. The effective tax rate for fiscal 1999 is based on current tax laws.

     LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of fiscal 1999, net cash flow from operations was $18.1 million versus $7.7 million in the first quarter of fiscal 1998. The difference is a result of improved working capital management and a refund of fiscal 1998 estimated tax payments during the first quarter of fiscal 1999.

     In the first quarter of fiscal 1999, cash used in investing activities decreased over the comparable period in fiscal 1998 due to lower capital expenditures.

     In the first quarter of fiscal 1999, cash provided by financing activities decreased due to reduced borrowings under the Company's revolving line of credit with various banks pursuant to an Amended and Restated Revolving Credit Agreement, as amended (the "Credit Facility").

     At January 30, 1999, the Company had working capital of approximately $98.0 million and a current ratio of 1.79, compared to working capital of approximately $91.8 million and a current ratio of 1.71 at October 31,1998. Cash, cash equivalents and short-term investments at January 30, 1999 were approximately $9.6 million, an increase of $2.4 million from approximately $7.2 million at October 31, 1998.

     The Company believes that cash generated from operations and its borrowing capacity will be sufficient to fund anticipated working capital, capital expenditure and debt payment requirements through calendar year 1999. Because the Company's capital requirements cannot be predicted with certainty, however, there is no assurance that the Company will not require additional financing during this period. There is no assurance that any additional financing will be available on terms satisfactory to the Company or not disadvantageous to the Company's security holders.

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

     YEAR 2000 READINESS DISCLOSURE STATEMENT

     The Company has undertaken an internal assessment of its operations in order to determine the extent to which the Company may be adversely affected by Year 2000 issues. This internal assessment has included both Information Technology (IT) systems and non-IT systems. By the end of fiscal year 1998, the Company's assessment of its IT systems had been completed. The critical software systems used by the Company to run its business include MFG/PRO, Peoplesoft, Oracle, and Corsair. The Company believes that all of these programs are currently Year 2000 compliant. However, the Company has experienced and may continue to experience interfacing problems when upgrades are received from the vendors of these software programs. The Company has completed some limited testing of its various IT systems, running programs with dates including and after the year 2000. During these tests the Company has not yet experienced any problems with processing of data and effecting transactions. The Company intends to perform further testing of its IT systems during the first half of calendar 1999. There can be no assurance, however, that additional testing of its IT systems will not uncover Year 2000 issues, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's internal assessment of its manufacturing equipment for Year 2000 compliance is being done on a plant-by-plant basis. The Company anticipates that all of its internal assessment of manufacturing equipment will be completed by March 31, 1999. To date, the Company has identified three operating systems which are important to the Company's operations, each of which will need software upgrades in order to be Year 2000 compliant. Two of these operating systems are utilized in multiple departments and locations including the tooling/engineering phase of the fabrication business. The Company believes that Year 2000 compliant software upgrades for each of the two engineering systems have already been developed and tested, and the Company plans to install such upgrades on or before July 1, 1999. There can be no assurance that such upgrades will be Year 2000 compliant or that such upgrades will be installed in a timely basis. The Company has also determined that software in certain of its manufacturing systems is not currently Year 2000 compliant. The Company believes that upgrades currently exist to address the Year 2000 issue in this software. The vendor has told the Company that it will complete the software upgrade by the end of second quarter 1999, and will deliver and install it at the Company not later than June 30, 1999. There can be no assurance, however, that such vendor will be able to deliver a Year 2000 compliant software upgrade or that it will be installed at the Company prior to January 1, 2000. Testing of the Company's manufacturing systems for Year 2000 compliance has been started. The Company intends to develop a test plan for all critical systems not later than March 31, 1999 and to complete testing by June 30, 1999.

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

     During the first fiscal quarter of 1999, the Company retained the services of a consulting company and has two full-time outside Year 2000 compliance consultants to assist it in guiding its assessment, testing, remediation, and related efforts. To date, approximately 10,000 hours of employee time have been devoted to Year 2000 issues and approximately $2.5 million has been expended in systems upgrades directly relating to Year 2000 issues. The source of such funds has been the working capital of the Company. Present estimates for further expenditures of both employee time and expenses to address Year 2000 issues are between 12,000 and 18,000 employee hours and between $2 million and $5 million, respectively. To date, the Company has experienced minor delays for some non-Year 2000 related IT projects as a result of the Company's Year 2000 compliance efforts. The Company has not yet determined whether it has the internal resources to expend the necessary employee hours to address and resolve the Year 2000 issues at each of its manufacturing facilities; the Company may choose to retain outside consultants or otherwise outsource certain work, which would increase the expenses for Year 2000 issues and decrease the employee time commitment. The Company anticipates making an initial decision regarding the availability of Company resources for Year 2000 issues sometime in the second quarter of 1999, but will continually review this issue in light of the completion of its internal assessment and the results of additional testing and remediation efforts. There can be no assurance that the Company's costs relating to its Year 2000 compliance will not be greater than that currently expected.

     A software or systems Year 2000 compliance failure with respect to the Company's internal systems and software, or that of third party service providers or major customers, could prevent the Company from being able to fulfill orders of its customers. Any such failure, if not quickly remedied, would have a material adverse affect on the Company's business, results of operations and financial condition. The lost revenues that would result from the Company's inability to operate even one of its major volume manufacturing plants for any significant period of time would have a material adverse effect on the Company. The Company could face an even greater risk of significant damages for which the Company could be liable if it is found responsible for the shutdown of one of its customers' facilities. This could occur if the Company was unable to supply parts integral to the end products manufactured by the Company's customers. In such circumstances, the legal liability of the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

     At present, the Company has not developed any contingency plans for addressing any Year 2000 difficulties it may experience. The Company intends to develop such plans, both with respect to its suppliers and with respect to its own internal operations, on or before May 1, 1999.

     FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Quarterly Report on Form 10-Q contains various "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including, but not limited to, those concerning gross and operating margins, Year 2000 readiness and compliance, the sufficiency of the Company's working capital, and environmental matters. In this Form 10-Q, the words "anticipates," "believes," "expects," "intends," "future," "could," "may," and similar words and expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or indicated in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, such factors as: the Company's dependence on the electronics industry; fluctuations in quarterly operating results; the variability of customer orders; significant portions of released backlog may be subject to cancellation or postponement without penalty; the effect of unforeseen problems in the Company's computer systems and those of third parties with which the Company deals, specifically those related to "Year 2000" issues; the effect of acquisitions on the Company; the ability of the Company to compete successfully in the future; the rapid technological change and continuing process development that characterizes the Company's markets; manufacturing process disruptions; the operation of the Company's Malaysia facility; the effect of economic turmoil, currency devaluations and financial market instability in Asia on the Company; the Company's significant customer concentration; the Company's ability to obtain, integrate, manage and utilize manufacturing capacity; the Company's ability to manage its growth; environmental matters; the availability of raw materials and components and price fluctuations in such materials and components; the Company's dependence on key personnel; the Company's ability to protect its intellectual property; and certain anti-takeover provisions applicable to the Company. Further information on factors that could cause actual results to differ from those anticipated is detailed in various publicly available documents filed by the Company from time to time with the Securities and Exchange Commission. Such information includes, but is not limited to, those factors appearing under the caption "Factors That May Affect Future Results" and elsewhere in the Company's Annual Report on Form 10-K for the year ended October 31, 1998. Any forward-looking statement should be considered in light of these factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

     At January 30, 1999, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities which would require disclosure of market risk.

     PRIMARY MARKET RISK EXPOSURES

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company incurs interest expense on loans made under the Credit Facility at interest rates which are fixed for a maximum of six months. At January 30, 1999, the Company's outstanding borrowings on the Credit Facility were $150 million, at a weighted average interest rate of 6.3125%. This interest rate is a combination of two Eurodollar rate loans of $50 million and $100 million at 6.3125% each. The Eurodollar rates are fixed until March 24, 1999 and April 26, 1999, respectively, at which time the Company can again fix these rates for periods of one, two, three or six months. The Eurodollar Rate is subject to market risks and will fluctuate.

     Substantially all of the Company's business outside the United States is conducted in U.S. dollar denominated transactions. The Company does operate a volume manufacturing facility in Malaysia. Some of the expenses of this facility are denominated in Malaysian ringgits. Expenses denominated in ringgits include local salaries and wages, utilities and some operating supplies. The Company also funds a small sales office in Ireland where expenses are incurred in British Pounds, Irish Punts and Euros. However, the Company believes that the operating expenses currently incurred in foreign currencies are immaterial, and therefore any associated market risk is unlikely to have a material adverse effect on the Company's business, results of operations or financial condition.

     PART II - OTHER INFORMATION

     ITEM 2. CHANGES IN SECURITIES

     Under the Company's Executive Incentive Compensation Deferred Bonus Plan, as Amended and Restated July 1, 1998 (the "Executive Bonus Plan"), certain executives of the Company received payment of a portion of their incentive compensation for fiscal 1998 in the form of restricted Common Stock of the Company. On November 12, 1998, the executives received an aggregate of 9,085 shares of restricted Common Stock pursuant to the Executive Bonus Plan. The aggregate value of all such shares issued on November 12, 1998 to Executives was $275,366 (based on a fair market value on that date of $30.31 per share).

     Each of the shares of Common Stock of the Company referenced above was issued by the Company in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for an offering to a small number of knowledgeable investors.

     ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         *10.1 Amendment to Hadco Corporation's Retirement Plan dated as of December 2, 1998
          21.1  List of Subsidiaries
          27.   Financial Data Schedule
         * Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c).

     (b) Reports on Form 8-K
          None

     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Hadco Corporation

     Date: March 15, 1999                     By: /s/ F. Gordon Bitter
                                                 -------------------------
                                                 F. Gordon Bitter
                                                 Senior Vice President and Chief
                                                 Financial Officer (principal
                                                 financial officer and principal
                                                 accounting officer)