Form 10-Q
period 1999-05-01
HADCO CORP
filed 1999-06-07
CIK 729533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended MAY 1, 1999

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

Registrant has 13,560,379 shares of Common Stock, $0.05 Par Value, outstanding at June 3, 1999.

                       HADCO CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                         PAGE
     Item 1. Financial Statements

              Consolidated Condensed Balance Sheets as of
              May 1, 1999 (unaudited) and October 31, 1998..........................................     3

              Consolidated Condensed Statements of Operations
              for the Three Months and Six Months ended May 1, 1999 and
              May 2, 1998 (unaudited)...............................................................     4

              Consolidated Condensed Statements of Cash Flows
              for the Six Months ended May 1, 1999 and
              May 2, 1998  (unaudited)..............................................................     5

              Notes to Consolidated Condensed Financial
              Statements............................................................................     6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................................................    15

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.............................    19


PART II - OTHER INFORMATION

     Item 2. Changes in Securities..................................................................    20

     Item 4. Submission of Matters to a Vote of Security Holders ...................................    20

     Item 6. Exhibits and Reports on Form 8-K.......................................................    21

SIGNATURE...........................................................................................    22

PART 1 - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                       HADCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                        May 1,        October 31,
                                                                         1999            1998
                                                                      ---------        ---------
                                                                     (unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents ..............................       $   1,983        $   7,169
       Accounts receivable, net of allowance for
       doubtful accounts of $1,677 in 1999 and
       $2,129 in 1998 .........................................         124,778          111,094
       Inventories ............................................          68,492           67,017
       Deferred tax asset .....................................          17,156           17,156
       Prepaid and other current assets .......................           5,721           18,666
                                                                      ---------        ---------
            Total Current Assets ..............................         218,130          221,102
 Property, Plant and Equipment, net ...........................         318,818          322,887
 Acquired Intangible Assets, net ..............................         185,419          191,421
 Other Assets .................................................           9,220            8,415
                                                                      ---------        ---------
                                                                      $ 731,587        $ 743,825
                                                                      =========        =========


LIABILITIES AND STOCKHOLDERS' INVESTMENT

 Current Liabilities:
       Short-term debt and current portion of long-term debt ..       $   2,781        $   4,377
       Accounts payable .......................................          82,141           79,350
       Accrued payroll and other employee benefits ............          27,058           26,529
       Other accrued expenses .................................          19,901           19,016
                                                                      ---------        ---------
            Total Current Liabilities .........................         131,881          129,272
                                                                      ---------        ---------
 Long-Term Debt, net of current portion .......................         329,428          354,291
                                                                      ---------        ---------
 Deferred Tax Liability .......................................          59,521           59,521
                                                                      ---------        ---------
 Other Long-Term Liabilities ..................................           9,192            9,192
                                                                      ---------        ---------
 Stockholders' Investment:
       Common stock, $.05 par value -
            Authorized - 50,000 shares
            Issued and outstanding - 13,559 in 1999
            and 13,366 in 1998 ................................             679              669
       Paid-in capital ........................................         177,486          173,906
       Deferred compensation ..................................            (254)             (44)
       Retained earnings ......................................          23,654           17,018
                                                                      ---------        ---------
            Total Stockholders' Investment ....................         201,565          191,549
                                                                      ---------        ---------
                                                                      $ 731,587        $ 743,825
                                                                      =========        =========


   The accompanying notes are an integral part of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                  Three Months Ended                 Six Months Ended
                                                              --------------------------        --------------------------
                                                                May 1,           May 2,           May 1,           May 2,
                                                                 1999             1998             1999             1998
                                                              ---------        ---------        ---------        ---------
Net Sales ................................................    $ 255,586        $ 209,587        $ 491,565        $ 407,863
Cost of Sales ............................................      217,209          172,857          420,755          332,065
                                                              ---------        ---------        ---------        ---------
     Gross Profit ........................................       38,377           36,730           70,810           75,798
Operating Expenses .......................................       23,109           21,526           44,104           39,310
Restructuring and Other Non-Recurring Charges ............            -            5,947                -            5,947
Write-off of Acquired In-Process Research and
     Development .........................................            -           63,050                -           63,050
                                                              ---------        ---------        ---------        ---------
     Income (Loss) from Operations .......................       15,268          (53,793)          26,706          (32,509)
Interest and Other Income, net ...........................          186              844              787            1,377
Interest Expense .........................................       (7,783)          (4,195)         (16,479)          (6,294)
                                                              ---------        ---------        ---------        ---------
        Income (Loss) Before Provision for Income Taxes ..        7,671          (57,144)          11,014          (37,426)
Provision for Income Taxes ...............................        3,049            2,595            4,378           10,186
                                                              ---------        ---------        ---------        ---------
     Net Income (Loss) ...................................    $   4,622        $ (59,739)       $   6,636        $ (47,612)
                                                              =========        =========        =========        =========

Income (Loss) per Common and Common Equivalent
     Shares (Note 1)
                Basic ....................................    $    0.34        $   (4.54)       $    0.49        $   (3.63)
                                                              =========        =========        =========        =========
                Diluted ..................................    $    0.34        $   (4.54)       $    0.49        $   (3.63)
                                                              =========        =========        =========        =========

Weighted Average Common and Common Equivalent
     Shares Outstanding (Note 1)
                Basic ....................................       13,522           13,161           13,470           13,130
                                                              =========        =========        =========        =========
                Diluted ..................................       13,713           13,161           13,678           13,130
                                                              =========        =========        =========        =========


   The accompanying notes are an integral part of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                      Six Months Ended
                                                                                 --------------------------
                                                                                   May 1,           May 2,
                                                                                    1999             1998
                                                                                 ---------        ---------
Cash Flows From Operating Activities:
     Net income (loss) .......................................................     $   6,636        $ (47,612)
     Adjustments to reconcile net income (loss) to net cash provided by
          Operating Activities:
          Depreciation, amortization, deferred compensation and deferred
          taxes ..............................................................        38,743           30,425
          Director and officer stock grants ..................................           164                -
          Write-off of acquired in-process research and development ..........             -           63,050
          Gain on sale of fixed assets .......................................            29            1,749
     Changes in assets and liabilities -
          Increase in accounts receivable ....................................       (11,700)          (5,664)
          Increase in inventories ............................................        (1,626)         (17,665)
          Decrease (Increase) in prepaid expenses and other current assets ...           184           (3,984)
          Decrease in refundable taxes .......................................        12,717            1,000
          Decrease (Increase) in other assets ................................          (794)             166
          (Decrease) Increase in accounts payable and accrued expenses .......         4,206           (8,848)
          Decrease in long-term liabilities ..................................             -              (22)
                                                                                   ---------        ---------
Net Cash Provided by Operating Activities ....................................        48,559           12,595
                                                                                   ---------        ---------

Cash Flows From Investing Activities:
     Purchases of property, plant and equipment ..............................       (29,130)         (48,186)
     Acquisition of Continental Circuits Corp. ...............................             -         (190,032)
     Increase in other assets ................................................        (1,305)               -
                                                                                   ---------        ---------
Net Cash Used in Investing Activities ........................................       (30,435)        (238,218)
                                                                                   ---------        ---------

Cash Flows From Financing Activities:
     Principal payments of long-term debt ....................................       (46,460)         (43,218)
     Net proceeds from issuance of long-term debt ............................        20,000          256,878
     Proceeds from exercise of stock options .................................           531              477
     Proceeds from employee stock purchase plan ..............................         1,574                -
     Proceeds from the sale of common stock ..................................             -            1,480
     Tax benefit from exercise of stock options ..............................         1,045            1,270
                                                                                   ---------        ---------
Net Cash (Used in) Provided by Financing Activities ..........................       (23,310)         216,887
                                                                                   ---------        ---------

Net Decrease in Cash, Cash Equivalents and Short-Term Investments ............        (5,186)          (8,736)
                                                                                   ---------        ---------
Cash, Cash Equivalents and Short-Term Investments, Beginning of Period .......         7,169           13,733
                                                                                   ---------        ---------

Cash, Cash Equivalents and Short-Term Investments, End of Period .............     $   1,983        $   4,997
                                                                                   =========        =========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for:
          Interest ...........................................................     $  15,908        $   4,689
                                                                                   =========        =========
          Income taxes (net of refunds) ......................................     $     421        $  10,906
                                                                                   =========        =========
Acquisition of Continental Circuits Corp. in 1998:
    Fair value of assets acquired ............................................     $       -        $ 137,623
    Liabilities assumed ......................................................             -          (66,381)
    Cash paid ................................................................             -         (186,083)
    Acquisition costs incurred ...............................................             -           (3,949)
    Write-off of acquired in-process research and development ................             -           63,050
                                                                                   ---------        ---------
    Goodwill .................................................................     $       -        $ (55,740)
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

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated condensed financial statements reflect the application of certain accounting policies as described in the accompanying notes to the consolidated condensed financial statements, as well as the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and the Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 1999. These financial statements should be read in conjunction with the financial statements and related disclosures included in the above-referenced SEC filings.

         INTERIM FINANCIAL STATEMENTS

         The accompanying consolidated condensed balance sheet as of May 1, 1999, and the consolidated condensed statements of operations for the three and six months ended May 1, 1999 and May 2, 1998 and the consolidated condensed statements of cash flows for the six month periods ended May 1, 1999 and May 2, 1998 are unaudited, but in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. Results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or any future period.

         INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE


         A reconciliation of basic and diluted weighted average shares outstanding is as follows:

                                                         Three Months Ended         Six Months Ended
                                                         -------------------       -------------------
                                                         May 1,       May 2,       May 1,       May 2,
                                                          1999         1998         1999         1998
                                                         ------       ------       ------       ------
                                                                        (in thousands)
         Basic weighted average shares outstanding ...   13,522       13,161       13,470       13,130
         Weighted average common equivalent shares ...      191            -          208            -
                                                         ------       ------       ------       ------
         Diluted weighted average shares outstanding .   13,713       13,161       13,678       13,130
                                                         ======       ======       ======       ======

         Diluted weighted average shares outstanding for the three month periods ended May 1, 1999 and May 2, 1998 do not include 1,088,855 and 1,426,395 common equivalent shares, respectively, as their effect would be anti-dilutive. Diluted weighted average shares outstanding for the six month periods ended May 1, 1999 and May 2, 1998 do not include 878,293 and 1,426,395 common equivalent shares, respectively, as their effect would be anti-dilutive.

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

2.       ACQUISITION

         On March 20, 1998, the Company acquired all of the outstanding common stock of Continental Circuits Corp. ("Continental"). Unaudited pro forma operating results for the Company for the three and six month periods ended May 2, 1998, assuming the Continental Acquisition occurred on October 26, 1997, are as follows:

                                                          Three Months Ended                   Six Months Ended
                                                    -----------------------------        -----------------------------
                                                       May 1,            May 2,             May 1,            May 2,
                                                        1999              1998               1999              1998
                                                    -----------       -----------        -----------       -----------
                                                                  (in thousands, except per share data)
                                                       Actual          Pro forma            Actual          Pro forma
         Net Sales ..............................   $   255,586       $   226,196        $   491,565       $   459,814

         Net Income (Loss)  .....................   $     4,622       $      (262)       $     6,636       $     8,019

         Basic Net Income (Loss) Per Share ......   $      0.34       $     (0.02)       $      0.49       $      0.61

         Diluted Net Income (Loss) Per Share ....   $      0.34       $     (0.02)       $      0.49       $      0.59

         For purposes of these pro forma operating results, the acquired in-process R&D was assumed to have been written-off prior to October 26, 1997, so that the operating results presented include only recurring costs.

3.       INVENTORIES

         Inventories are stated at the lower of cost, first-in, first-out
         (FIFO), or market and consist of the following (in thousands):

                                 May 1,     October 31,
                                 1999          1998
                                -------     -----------
         Raw Materials ......   $21,650       $25,856
         Work-in-process ....    46,842        41,161
                                -------       -------
                                $68,492       $67,017
                                =======       =======

4.       LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                                                    May 1,         October 31,
                                                                                     1999             1998
                                                                                   ---------       -----------
         Variable Rate Mortgages .............................................     $     686        $     732
         Revolving credit facility ...........................................       125,125          150,000
         9 1/2% Senior Subordinated Notes due 2008 ...........................       199,388          199,354
         Obligations  under  capital  leases with  interest
         rates ranging from 7% to 7.75%  .....................................         7,010            8,582
                                                                                   ---------        ---------
                                                                                     332,209          358,668
         Less - Current portion ..............................................        (2,781)          (4,377)
                                                                                   ---------        ---------
                                                                                   $ 329,428        $ 354,291
                                                                                   =========        =========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


4.       LONG-TERM DEBT (CONTINUED)

The Company reduced the commitment under its Revolving Credit Facility from $300 million to $198.75 million effective May 14, 1999. Based on the amount outstanding under the Revolving Credit Facility as of May 1, 1999, the reduced commitment would still provide the Company with approximately $73 million of available borrowings.

5.       SALE OF ASSETS

On April 30, 1999, the Company sold substantially all of the assets of its Dynaflex division for approximately $2.5 million. Dynaflex's assets, liabilities and operations were not significant to the Company. Accordingly, pro forma information has not been presented. Proceeds from the sale were received on May 3, 1999.

6.       SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

Basis of presentation. In connection with the acquisition of Continental Circuits Corp., which was initially financed with approximately $184 million of borrowings from the Company's line of credit, the Company sold on May 18, 1998 $200,000,000 of Senior Subordinated Notes due in 2008 bearing interest at 9 1/2 % (the Notes). The Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by certain of the Company's direct wholly-owned domestic subsidiaries (the Guarantors). The Guarantors are Hadco Santa Clara, Inc., Hadco Phoenix, Inc., CCIR of Texas Corp., and CCIR of California Corp. The consolidating condensed financial statements of the Guarantors are presented below and should be read in connection with the Consolidated Condensed Financial Statements of the Company. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the Notes on a joint and several basis and (ii) the Company's management has determined such separate financial statements are not material to investors and believes the consolidating condensed financial statements presented are more meaningful in understanding the financial position of the Guarantors.

There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


       SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
                                   (continued)
                      CONSOLIDATING CONDENSED BALANCE SHEET

                                   (unaudited)

                                                                               As of May 1, 1999
                                                      -------------------------------------------------------------------
                                                       Guarantor    Non-Guarantor    Parent     Eliminating  Consolidated
                                                      Subsidiaries   Subsidiaries  Corporation    Entries       Total
                                                      ------------  -------------  -----------  -----------  ------------
                                                                   (In thousands, except per share data)
                                                                                    ASSETS
Current Assets:
    Cash and cash equivalents ......................   $      57      $   1,603     $     323    $       -     $   1,983
    Accounts receivable, net .......................      56,114          7,140        61,524            -       124,778
    Inventories ....................................      28,587          6,432        33,473            -        68,492
    Deferred tax asset .............................           -              -        17,156            -        17,156
    Prepaid and other current assets ...............       1,352            177         4,192            -         5,721
                                                       ---------      ---------     ---------    ---------     ---------
       Total current assets ........................      86,110         15,352       116,668            -       218,130

Property, Plant and Equipment, net .................     135,199         49,907       133,712            -       318,818
Intercompany Receivable ............................       4,605              -        80,977      (85,582)            -
Investments in Subsidiaries ........................      14,791              -       269,704     (284,495)            -
Acquired Intangible Assets, net ....................     185,419              -             -            -       185,419
Other Assets .......................................          65              -         9,155            -         9,220
                                                       ---------      ---------     ---------    ---------     ---------
                                                       $ 426,189      $  65,259     $ 610,216    $(370,077)    $ 731,587
                                                       =========      =========     =========    =========     =========

                                                                      LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
    Current portion of long-term debt ..............   $   2,069      $      78     $     634    $       -     $   2,781
    Accounts payable ...............................      35,760          5,027        41,354            -        82,141
    Intercompany payable ...........................      41,264         44,318             -      (85,582)            -
    Accrued payroll and other
       employee benefits ...........................       1,635            191        25,232            -        27,058
    Other accrued expenses .........................      27,500            137        (7,736)           -        19,901
                                                       ---------      ---------     ---------    ---------     ---------
       Total current liabilities ...................     108,228         49,751        59,484      (85,582)      131,881
                                                       ---------      ---------     ---------    ---------     ---------
Long-Term Debt, net of current portion .............       4,213             85       325,130            -       329,428
                                                       ---------      ---------     ---------    ---------     ---------
Deferred Tax Liability .............................      44,676              -        14,845            -        59,521
                                                       ---------      ---------     ---------    ---------     ---------
Other Long-Term Liabilities ........................           -              -         9,192            -         9,192
                                                       ---------      ---------     ---------    ---------     ---------
Stockholders' Investment:
    Common stock, $.05 par value;
       Authorized - 50,000 shares
       Issued and outstanding - 13,559 in 1999 .....          11         29,655           679      (29,666)          679
    Paid-in capital ................................     400,616              -       177,486     (400,616)      177,486
    Deferred compensation ..........................           -              -          (254)           -          (254)
    Retained earnings ..............................    (131,555)       (14,232)       23,654      145,787        23,654
                                                       ---------      ---------     ---------    ---------     ---------
       Total stockholders' investment ..............     269,072         15,423       201,565     (284,495)      201,565
                                                       ---------      ---------     ---------    ---------     ---------
                                                       $ 426,189      $  65,259     $ 610,216    $(370,077)    $ 731,587
                                                       =========      =========     =========    =========     =========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

                      CONSOLIDATING CONDENSED BALANCE SHEET

                                                                             As of October 31, 1998
                                                      -------------------------------------------------------------------
                                                       Guarantor    Non-Guarantor    Parent     Elimination  Consolidated
                                                      Subsidiaries   Subsidiaries  Corporation    Entries       Total
                                                      ------------  -------------  -----------  -----------  ------------
                                                                   (In thousands, except per share data)
                                                                                    ASSETS
Current Assets:
  Cash and cash equivalents ...................         $     836     $       2     $   6,331    $       -    $   7,169
  Accounts receivable, net ....................            54,092         6,382        50,620            -      111,094
  Inventories .................................            24,984         5,560        36,473            -       67,017
  Deferred tax asset ..........................                 -             -        17,156            -       17,156
  Prepaid and other current assets ............               999           227        17,440            -       18,666
                                                        ---------     ---------     ---------    ---------    ---------
     Total current assets .....................            80,911        12,171       128,020            -      221,102

Property, Plant and Equipment, net ............           138,912        49,029       134,946            -      322,887
Intercompany Receivable .......................                 -           160        91,463      (91,623)           -
Investments in Subsidiaries ...................            17,895             -       267,882     (285,777)           -
Acquired Intangible Assets, net ...............           191,421             -             -            -      191,421
Other Assets ..................................               686             -         7,729            -        8,415
                                                        ---------     ---------     ---------    ---------    ---------
                                                        $ 429,825     $  61,360     $ 630,040    $(377,400)   $ 743,825
                                                        =========     =========     =========    =========    =========

                                                                     LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current portion of long-term debt ...........         $   3,417     $     158     $     802    $       -    $   4,377
  Accounts payable ............................            34,249         4,941        40,160            -       79,350
  Intercompany payable ........................            54,523        37,100             -      (91,623)           -
  Accrued payroll and other
     employee benefits ........................             3,465           160        22,904            -       26,529
  Other accrued expenses ......................            18,427           265           324            -       19,016
                                                        ---------     ---------     ---------    ---------    ---------
     Total current liabilities ................           114,081        42,624        64,190      (91,623)     129,272
                                                        ---------     ---------     ---------    ---------    ---------
Long-Term Debt, net of current portion ........             3,796           230       350,265            -      354,291
                                                        ---------     ---------     ---------    ---------    ---------
Deferred Tax Liability ........................            44,677             -        14,844            -       59,521
                                                        ---------     ---------     ---------    ---------    ---------
Other Long-Term Liabilities ...................                 -             -         9,192            -        9,192
                                                        ---------     ---------     ---------    ---------    ---------
Stockholders' Investment:
  Common stock, $.05 par value;
     Authorized - 50,000 shares
     Issued and outstanding - 13,366 in 1998 ..                11        29,654           669      (29,665)         669
  Paid-in capital .............................           400,616             -       173,906     (400,616)     173,906
  Deferred compensation .......................                 -             -           (44)           -          (44)
  Retained earnings ...........................          (133,356)      (11,148)       17,018      144,504       17,018
                                                        ---------     ---------     ---------    ---------    ---------
     Total stockholders' investment ...........           267,271        18,506       191,549     (285,777)     191,549
                                                        ---------     ---------     ---------    ---------    ---------
                                                        $ 429,825     $  61,360     $ 630,040    $(377,400)   $ 743,825
                                                        =========     =========     =========    =========    =========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                                   (unaudited)

                                                                      For the Three Months Ended May 1, 1999
                                                      -------------------------------------------------------------------
                                                       Guarantor    Non-Guarantor    Parent     Elimination  Consolidated
                                                      Subsidiaries   Subsidiaries  Corporation    Entries       Total
                                                      ------------  -------------  -----------  -----------  ------------
                                                                                  (In thousands)
Net Sales ......................................        $ 115,042     $  11,716     $ 128,828    $       -     $ 255,586
Cost of Sales ..................................          101,206        11,557       104,446            -       217,209
                                                        ---------     ---------     ---------    ---------     ---------
     Gross Profit ..............................           13,836           159        24,382            -        38,377
Operating Expenses .............................            5,305           884        16,920            -        23,109
                                                        ---------     ---------     ---------    ---------     ---------
     Income (Loss) From Operations .............            8,531          (725)        7,462            -        15,268
Interest and Other Income ......................             (480)          217          (368)         817           186
Interest Expense ...............................              (17)            1        (7,767)           -        (7,783)
                                                        ---------     ---------     ---------    ---------     ---------
     Income (Loss) Before Provision for Income
     Taxes .....................................            8,034          (507)         (673)         817         7,671
Provision for Income Taxes .....................            4,406           112        (1,469)           -         3,049
Equity in Income (Loss) of Subsidiary ..........           (1,436)            -         3,009       (1,573)            -
                                                        ---------     ---------     ---------    ---------     ---------
     Net Income (Loss) .........................        $   2,192     $    (619)    $   3,805    $    (756)    $   4,622
                                                        =========     =========     =========    =========     =========


                                                                        For the Six Months Ended May 1, 1999
                                                      -------------------------------------------------------------------
                                                       Guarantor    Non-Guarantor    Parent     Elimination  Consolidated
                                                      Subsidiaries   Subsidiaries  Corporation    Entries       Total
                                                      ------------  -------------  -----------  -----------  ------------
                                                                                  (In Thousands)
Net Sales ......................................        $ 229,996     $  22,224     $ 239,345    $       -     $ 491,565
Cost of Sales ..................................          206,415        22,417       191,923            -       420,755
                                                        ---------     ---------     ---------    ---------     ---------
     Gross Profit ..............................           23,581          (193)       47,422            -        70,810
Operating Expenses .............................           10,552         1,563        31,989            -        44,104
                                                        ---------     ---------     ---------    ---------     ---------
     Income (Loss) From Operations .............           13,029        (1,756)       15,433            -        26,706
Interest and Other Income ......................             (630)         (408)        1,002          823           787
Interest Expense ...............................             (215)           (5)      (16,259)           -       (16,479)
                                                        ---------     ---------     ---------    ---------     ---------
     Income (Loss) Before Provision for Income
     Taxes .....................................           12,184        (2,169)          176          823        11,014
Provision for Income Taxes .....................            7,279           112        (3,013)           -         4,378
Equity in Income (Loss) of Subsidiary ..........           (3,104)            -         2,624          480             -
                                                        ---------     ---------     ---------    ---------     ---------
     Net Income (Loss) .........................        $   1,801     $  (2,281)    $   5,813    $   1,303     $   6,636
                                                        =========     =========     =========    =========     =========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                                        For the Three Months Ended May 2, 1998
                                                     ----------------------------------------------------------------------------
                                                     Guarantor      Non-Guarantor       Parent         Elimination    Consolidated
                                                    Subsidiaries    Subsidiaries      Corporation        Entries          Total
                                                     ---------        ---------        ---------        ---------       ---------
                                                                                     (In thousands)
Net Sales                                            $  76,559        $   8,251        $ 124,777        $      --       $ 209,587
Cost of Sales                                           65,334            7,815           99,708               --         172,857
                                                     ---------        ---------        ---------        ---------       ---------
     Gross Profit                                       11,225              436           25,069               --          36,730
Operating Expenses                                       4,737            1,004           15,785               --          21,526
Restructuring and Other Non-Recurring Charges               --               --            5,947               --           5,947
Write-off of Acquired In-Process Research and
     Development                                        63,050               --               --               --          63,050
                                                     ---------        ---------        ---------        ---------       ---------
     Income (Loss) From Operations                     (56,562)            (568)           3,337               --         (53,793)
Interest and Other Income                                  441              613             (210)              --             844
Interest Expense                                          (220)            (118)          (3,857)              --          (4,195)
                                                     ---------        ---------        ---------        ---------       ---------
     Income (Loss) Before Provision for Income
     Taxes                                             (56,341)             (73)            (730)              --         (57,144)
Provision for Income Taxes                               3,571               98           (1,074)              --           2,595
Equity in Income (Loss) of Subsidiary                     (874)              --          (60,083)          60,957              --
                                                     ---------        ---------        ---------        ---------       ---------
     Net Income (Loss)                               $ (60,786)       $    (171)       $ (59,739)       $  60,957       $ (59,739)
                                                     =========        =========        =========        =========       =========

                                                                         For the Six Months Ended May 2, 1998
                                                     ----------------------------------------------------------------------------
                                                     Guarantor      Non-Guarantor       Parent         Elimination    Consolidated
                                                    Subsidiaries    Subsidiaries      Corporation        Entries         Total
                                                     ---------        ---------        ---------        ---------       ---------
                                                                                    (In Thousands)
Net Sales                                            $ 144,838        $  17,278        $ 245,747        $      --       $ 407,863
Cost of Sales                                          122,759           16,112          193,194               --         332,065
                                                     ---------        ---------        ---------        ---------       ---------
     Gross Profit                                       22,079            1,166           52,553               --          75,798
Operating Expenses                                       7,444            1,836           30,030               --          39,310
Restructuring and Other Non-Recurring Charges               --               --            5,947               --           5,947
Write-off of Acquired In-Process Research and
     Development                                        63,050               --               --               --          63,050
                                                     ---------        ---------        ---------        ---------       ---------
     Income (Loss) From Operations                     (48,415)            (670)          16,576               --         (32,509)
Interest and Other Income                                  822              612              (57)              --           1,377
Interest Expense                                          (390)            (390)          (5,514)              --          (6,294)
                                                     ---------        ---------        ---------        ---------       ---------
     Income (Loss) Before Provision for Income
     Taxes                                             (47,983)            (448)          11,005               --         (37,426)
Provision for Income Taxes                               7,438               98            2,650               --          10,186
Equity in Income (Loss) of Subsidiary                   (1,249)              --          (55,967)          57,216              --
                                                     ---------        ---------        ---------        ---------       ---------
     Net Income (Loss)                               $ (56,670)       $    (546)       $ (47,612)       $  57,216       $ (47,612)
                                                     =========        =========        =========        =========       =========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


       SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                            For the Six Months Ended May 1, 1999
                                                          ------------------------------------------------------------------------
                                                          Guarantor    Non-Guarantor      Parent        Elimination     Consolidated
                                                        Subsidiaries    Subsidiaries    Corporation       Entries          Total
                                                          --------        --------        --------        --------        --------
                                                                                       (In thousands)

Net Cash Provided by Operating Activities                 $ 10,496        $  5,752        $ 31,488        $    823        $ 48,559
                                                          --------        --------        --------        --------        --------

Cash Flows from Investing Activities:
     Foreign Sales Corp. dividend                               --            (823)            823              --              --
     Purchase of property, plant and equipment              (9,308)         (3,926)        (15,896)             --         (29,130)
     Investments in subsidiaries                            (1,035)            823            (270)           (823)         (1,305)
                                                          --------        --------        --------        --------        --------
         Net cash used in investing activities             (10,343)         (3,926)        (15,343)           (823)        (30,435)
                                                          --------        --------        --------        --------        --------

Cash Flows from Financing Activities:
     Principal payments of long-term debt                     (932)           (225)        (45,303)             --         (46,460)
     Proceeds from issuance of long-term debt                   --              --          20,000              --          20,000
     Proceeds from exercise of stock options                    --              --             531              --             531
     Proceeds from the Employee Stock Purchase Plan             --              --           1,574              --           1,574
     Tax benefit from exercise of stock options                 --              --           1,045              --           1,045
                                                          --------        --------        --------        --------        --------
         Net cash used in financing
           activities                                         (932)           (225)        (22,153)             --         (23,310)
                                                          --------        --------        --------        --------        --------

Net Increase (Decrease) in Cash, Cash
      Equivalents and Short-Term Investments                  (779)          1,601          (6,008)             --          (5,186)
Cash, Cash Equivalents and Short-Term Investments,
      Beginning of Period                                      836               2           6,331              --           7,169
                                                          --------        --------        --------        --------        --------
Cash, Cash Equivalents and Short-Term Investments,
      End of Period                                       $     57        $  1,603        $    323        $     --        $  1,983
                                                          ========        ========        ========        ========        ========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


       SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                           For the Six Months Ended May 2, 1998
                                                         ------------------------------------------------------------------------
                                                         Guarantor     Non-Guarantor      Parent        Elimination   Consolidated
                                                       Subsidiaries    Subsidiaries     Corporation       Entries         Total
                                                         ---------       ---------       ---------       ---------      ---------
                                                                                       (In thousands)

Net Cash Provided by Operating Activities                $  40,277       $  11,501       $ (39,183)      $      --      $  12,595
                                                         ---------       ---------       ---------       ---------      ---------

Cash Flows from Investing Activities:
     Foreign Sales Corp. dividend                               --            (703)            703              --             --
     Purchase of property, plant and equipment             (11,735)        (11,491)        (24,960)             --        (48,186)
     Investments in subsidiaries                             5,691              --          (5,691)             --             --
     Acquisition of Continental Circuits Corp.,
         net of cash acquired                                   --              --        (190,032)             --       (190,032)
                                                         ---------       ---------       ---------       ---------      ---------
         Net cash used in investing activities              (6,044)        (12,194)       (219,980)             --       (238,218)
                                                         ---------       ---------       ---------       ---------      ---------

Cash Flows from Financing Activities:
     Principal payments of long-term debt                  (42,433)            (22)           (763)             --        (43,218)
     Proceeds from issuance of long-term debt               10,730              --         246,148              --        256,878
     Proceeds from exercise of stock options                    --              --             477              --            477
     Proceeds from the sale of common stock                     --              --           1,480              --          1,480
     Tax benefit from exercise of stock options                 --              --           1,270              --          1,270
                                                         ---------       ---------       ---------             ---      ---------
         Net cash  (used in) provided by financing
           activities                                      (31,703)            (22)        248,612              --        216,887
                                                         ---------       ---------       ---------       ---------      ---------

Net Increase (Decrease) in Cash, Cash
      Equivalents and Short-Term Investments                 2,530            (715)        (10,551)             --         (8,736)
Cash, Cash Equivalents and Short-Term
      Investments, Beginning of Period                      (1,603)          2,249          13,087              --         13,733
                                                         ---------       ---------       ---------       ---------      ---------
Cash, Cash Equivalents and Short-Term
      Investments, End of Period                         $     927       $   1,534       $   2,536       $      --      $   4,997
                                                         =========       =========       =========       =========      =========

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

      As used herein, the terms "Company" and "Hadco," unless otherwise indicated or the context otherwise requires, refer to Hadco Corporation and its subsidiaries. On March 20, 1998, the Company acquired all of the outstanding capital stock of Continental Circuits Corp. (the "Continental Acquisition"). Unless otherwise indicated or the context otherwise requires, the results of Continental's operations and other financial information relating to Continental since March 20, 1998 are included in the Company's historical consolidated financial information presented herein.

      RESULTS OF OPERATIONS

      SECOND QUARTER

      Net sales for the second quarter of 1999 increased 21.9% over the same period in 1998. The increase resulted from several factors including the Continental Acquisition, which added $21.2 million to the net sales of printed circuits and an increase in printed circuit net sales (excluding the Continental Acquisition) of $9.7 million. Net sales of printed circuits increased due to higher unit shipments, partially offset by a 7.6% decrease in average pricing for the second quarter of 1999 over the same period in 1998. The shift in mix towards higher priced printed circuits with more layers and greater densities partially offset the reduction in price. Backplane and system assembly net sales increased $15.1 million to $47.8 million. Backplane and system assembly net sales increased due to higher production volume and shipments.

      The gross profit margin decreased to 15.0% of net sales in the second quarter of 1999 from 17.5% in the comparable period in fiscal 1998. Lower pricing on printed circuits caused gross margins to decrease by 3.8 percentage points. The decrease was partially offset by lower unit costs through improved production efficiencies and improved capacity utilization, resulting in an overall decrease in the gross margin of 2.5 percentage points.

      Operating expenses increased by $1.6 million in the second quarter of fiscal 1999 over the same period in 1998. The increase was due to increased expense for the amortization of goodwill and purchased intangibles from the Continental Acquisition, and higher selling expenses due to higher net sales. Operating expenses as a percent of net sales decreased to 9.0% for the second quarter of fiscal 1999 versus 10.3% for the same period in 1998 due to increased net sales and the relatively fixed nature of the Company's operating expenses.

      The Company includes in operating expenses actual expenditures and accruals, based on estimates, for environmental matters. To the extent Hadco believes circumstances warrant, it will continue to accrue amounts and charge to operations cost estimates relating to environmental matters.

      Interest income decreased in the second quarter of 1999 as compared to the second quarter of 1998 due to lower average cash balances available for investing. Interest expense increased in the second quarter of 1999 as compared to the second quarter of 1998 due to higher average outstanding debt balances during the second quarter of 1999 as compared to the second quarter of 1998. Higher debt levels are due to the Continental Acquisition.

      YEAR TO DATE

      Net sales for the six months ended May 1, 1999 increased 20.5% over the comparable prior year period. The increase resulted from several factors including the Continental Acquisition, which added $56.4 million to printed circuit net sales in the six month period. This increase was partially offset by a decrease in printed circuit net sales (excluding the Continental Acquisition) of $7.9 million caused by slightly lower unit shipments and an 8.0% decrease in average pricing. The shift in mix towards higher priced printed circuits with more layers and greater densities partially offset the reductions in unit volume and price. Backplane and system assembly net sales increased $35.2 million to $93.1 million. Backplane and system assembly net sales increased due to higher production volume and shipments.

      The gross profit margin decreased to 14.4% in the six months ended May 1, 1999 from 18.6% in the comparable period in fiscal 1998. Lower pricing on printed circuits caused gross margins to decrease by 5.9 percentage points. Lower capacity utilization from printed circuit operations caused gross margins to decrease by 1.3 percentage points. These decreases were partially offset by lower unit costs through improved production efficiencies resulting in an overall decrease in the gross margin of 4.2 percentage points.

      Operating expenses increased by $4.8 million in the second quarter of fiscal 1999 over the same period in 1998. The increase was due to increased expense for the amortization of goodwill and purchased intangibles from the Continental Acquisition, and higher selling expenses due to higher net sales. Operating expenses as a percent of net sales decreased to 9.0% for the first six months of fiscal 1999 versus 9.6% for the same period in 1998 due to increased net sales and the relatively fixed nature of the Company's operating expenses.

      Income from operations for the six months ended May 2, 1998 was reduced by $63 million due to the non-recurring write-off of acquired in-process research and development recorded in connection with the Continental Acquisition. The remaining goodwill and purchased intangibles will be amortized over 12 to 30 years, with an average amortization life of 17 years. In addition, income from operations for the six months ended May 2, 1998, was reduced by approximately $5.9 million for restructuring and other non-recurring charges related to the consolidation of the Company's East Coast Tech Center operations.

      Excluding the non-recurring write-off and restructuring charges, income from operations decreased as a percent of net sales to 5.4% for the six months ended May 1, 1999 from 8.9% in the comparable period in fiscal 1998. The decrease results primarily from the same factors affecting gross profit margins and from increased expenses for the amortization of goodwill and purchased intangibles from the Continental Acquisition.

      Interest income decreased for the six months ended May 1, 1999 as compared to the six months ended May 2, 1998 due to lower average cash balances available for investing. Interest expense increased in the six months ended May 1, 1999 as compared to the six months ended May 2, 1998 due to an increase in outstanding debt to finance the Continental Acquisition.

      INCOME TAXES

      The Company provides for income taxes on an interim basis using its anticipated effective annual income tax rate. The Company anticipates an effective annual income tax rate for fiscal 1999 of 39.75%, which is slightly less than the combined federal and state statutory rates. The anticipated effective rate was increased by amortization of goodwill (which is not tax deductible), offset by the benefit of the Company's foreign sales corporation and various state investment tax credits. The effective tax rate for fiscal 1999 is based on current tax laws.

      LIQUIDITY AND CAPITAL RESOURCES

      Net cash flow from operations increased $36.0 million in the first six months of fiscal 1999 versus the comparable prior year period. The increase is a result of improved working capital management and a refund of estimated tax payments.

      Cash used in investing activities decreased by $207.8 million in the first six months of fiscal 1999 versus the comparable prior year period. This decrease is a result of reduced capital expenditures for capacity expansion and the lack of acquisition investments in the current period.

      The increase in net cash flow from operations, combined with the decrease in investing activities, provided cash used to reduce debt. During the first six months of fiscal 1999, debt was reduced by $26.5 million.

      The Company expects to reduce future reliance on debt financing and reduce the costs associated with maintaining the Revolving Credit Facility. The Revolving Credit Facility commitment was reduced from $288.75 million to $198.75 million on May 14, 1999. The reduced commitment provides the Company with approximately $73 million of available borrowings.

      The Company believes that cash generated from operations will be sufficient to fund anticipated working capital, capital expenditure and debt payment requirements through calendar year 1999. Because the Company's capital requirements cannot be predicted with certainty, there is no assurance that the Company will not require additional financing during this period. There is no assurance that any additional financing will be available on terms satisfactory to the Company or not disadvantageous to the Company's security holders.

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

      YEAR 2000 READINESS DISCLOSURE STATEMENT

      The Company has completed an internal assessment of its operations to determine the extent to which the Company may be adversely affected by Year 2000 issues. This internal assessment has included both Information Technology (IT) systems and non-IT systems.

      The critical software systems used by the Company to run its business include MFG/PRO, PeopleSoft, Oracle, and Corsair. The Company believes that none of these applications have date related processing issues. The Company has experienced and may continue to experience interfacing problems when upgrades are received from the vendors of these software programs.

      The Company has completed limited testing of its various IT systems, running programs with dates including and after the Year 2000. During these tests the Company has not experienced problems processing data or effecting transactions. The Company intends to perform further testing of its IT systems during the summer of calendar year 1999. There can be no assurance, however, that additional testing of its IT systems will not uncover Year 2000 issues, which could have a material adverse effect on the Company's business, results of operations, and financial condition.

      The Company's internal assessment of manufacturing equipment for Year 2000 compliance was done on a plant-by-plant basis and was completed in May, 1999. The Company has identified three operating systems and software that are important to the Company's operations and will require software upgrades to achieve Year 2000 compliance. Two of these operating systems are utilized in multiple departments and locations, including the tooling/engineering phase of the fabrication business. The Company believes that Year 2000 compliant upgrades for each of the two engineering systems have been developed and tested, and the Company plans to complete installation of such upgrades on or before July 1, 1999.

      There can be no assurance that these upgrades will be Year 2000 compliant or that they will be installed on a timely basis. Testing of the Company's manufacturing systems for Year 2000 compliance is in process. With some exceptions, the Company expects to complete testing by June 30, 1999.

      The Company has also determined that software in certain of its manufacturing systems is not Year 2000 compliant. The Company believes that no upgrades currently exist to address the Year 2000 issue in this software. The vendor has told the Company that it will complete the software upgrade by the end of June, 1999 and will deliver and install it at the Company not later than September 30, 1999. There can be no assurance, however, that the vendor will be able to deliver a Year 2000 compliant software upgrade or that it will be installed at the Company prior to January 1, 2000.

      The Company is surveying its suppliers' Year 2000 compliance status and, thus far, has received responses from approximately 70% of all suppliers surveyed and more than 85% of key suppliers. Corporate purchasing is responsible for obtaining data from those suppliers who have not yet responded to the Company's inquiries, and for obtaining updated information from the Company's more critical suppliers and those who indicated they were not Year 2000 compliant. The Company intends to conduct detailed exchanges with the key suppliers to assess the Company's need for contingency plans and to develop contingency plans, if required, on a supplier-by-supplier basis. The Company intends to develop such plans, both with respect to its suppliers and with respect to its own internal operations, by August 31, 1999.

      The Company has determined the resources (employees, consultants, and contractors) necessary to address and resolve the Year 2000 issues at each of its manufacturing facilities. During the first fiscal quarter of 1999, the Company retained the services of a consulting company and added two full-time consultants to assist it in guiding assessment, test, remediation, and related efforts.

      To date, approximately 23,000 hours of time have been devoted to Year 2000 and approximately $5 million has been expended in systems upgrades directly relating to Year 2000. The source of these funds is the working capital of the Company. Present estimates for further expenditures of both time and expenses to address Year 2000 are between 16,000 and 20,000 hours and between $1.5 million and $2.0 million. There can be no assurance that the Company's costs relating to its Year 2000 compliance will not be greater than that currently expected.

      A software or system Year 2000 compliance failure, with respect to the Company's internal systems and software or that of third party service providers or major customers, could prevent the Company from fulfilling customer orders. Any such failure, if not quickly remedied, would have a material adverse effect on the Company's business, results of operations, and financial condition. The lost revenues that would result from the Company's inability to operate even one of its major volume manufacturing plants for any significant period of time would have a material adverse effect on the Company.

      The Company could face an even greater risk of significant damages if the Company were found responsible for the shutdown of one of its customers' facilities. This could occur if the Company was unable to supply parts integral to the end products manufactured by the Company's customers. In such circumstances, the legal liability of the Company could have a material adverse effect on the Company's business, results of operations, and financial condition.

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


      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

      At May 1, 1999, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities which would require disclosure of market risk.

      PRIMARY MARKET RISK EXPOSURES

      The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company incurs interest expense on loans made under the Credit Facility at interest rates which are fixed for a maximum of six months. At May 1, 1999, the Company's outstanding borrowings on the Credit Facility were $125.1 million, at a weighted average interest rate of 6.3125%. This interest rate is a combination of two Eurodollar rate loans of $28.9 million and $96.2 million at 6.3125% each. The Eurodollar rates are fixed until May 24, 1999 and July 26, 1999, respectively, at which time the Company can again fix these rates for periods of one, two, three or six months. The Eurodollar Rate is subject to market risks and will fluctuate.

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

      PART II - OTHER INFORMATION

      ITEM 2. CHANGES IN SECURITIES

      Under the Company's Outside Directors' Compensation Plan of 1998 (the "Outside Directors' Plan"), non-employee directors of the Company receive payment of an annual fee in the form of restricted Common Stock of the Company. Non-employee directors may elect to defer receipt of any such payment. On March 3, 1999, the non-employee directors received an aggregate of 2,289 shares of Common Stock pursuant to the Outside Directors' Plan. Of such shares, receipt of 654 shares was deferred in accordance with the Outside Directors' Plan. The aggregate value of all such shares issued on March 3, 1999 to non-employee directors was $69,952 (based on a fair market value on that date of $30.56 per share).

      Each of the shares of Common Stock of the Company referenced above was issued by the Company in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for an offering to a small number of knowledgeable investors.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) The annual meeting of stockholders of Hadco Corporation was held on March 3, 1999.

            (b)   No information provided due to inapplicability of item.

            (c)   A vote was proposed to (1) fix the number of directors at nine
                  (9) and to elect a Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified; (2) approve the Hadco Corporation 1998 Stock Plan; and (3) ratify the selection of Arthur Andersen LLP as auditors for the fiscal year ending October 30, 1999.

                The voting results are as follows:

                                                         Votes          Votes        Votes         Broker
                                       Votes For        Against        Withheld     Abstained     Non-Votes
                                       ---------        -------        --------     ---------     ---------
      (1) Horace H. Irvine II         12,518,747             N/A        66,351          N/A          N/A
          Andrew E. Lietz             12,518,747             N/A        66,351          N/A          N/A
          Patrick Sweeney             12,518,747             N/A        66,351          N/A          N/A
          Oliver O. Ward              12,518,747             N/A        66,351          N/A          N/A
          John F. Smith               12,518,747             N/A        66,351          N/A          N/A
          John E. Pomeroy             12,518,747             N/A        66,351          N/A          N/A
          James C. Taylor             12,518,747             N/A        66,351          N/A          N/A
          Mauro J. Walker             12,518,747             N/A        66,351          N/A          N/A
          Gilbert M. Roddy, Jr.       12,518,747             N/A        66,351          N/A          N/A

      (2) Hadco Corporation
          1998 Stock Plan              7,040,638       3,745,484           N/A       26,605          N/A

      (3) Arthur Andersen,LLP
          Ratification                12,575,108          15,974           N/A       11,588          N/A

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            *10.1 Amendment to Hadco Corporation's Retirement Plan dated as of March 3, 1999.

            *10.2  Form of Option Agreement under Registrant's 1998 Stock Plan.

            10.3 Fourth Amendment and Modification Agreement to the Registrant's Amended and Restated Revolving Credit Agreement dated as of December 8, 1997 with BankBoston, N.A., individually and as Agent, and certain other lending institutions.

            *10.4 Executive Agreement dated May 11, 1999 between the Registrant and William M. Beckenbaugh.

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

                                   Hadco Corporation

Date: June 4, 1999                 By: /s/ F. Gordon Bitter
                                       -------------------------------------
                                       F. Gordon Bitter
                                       Senior Vice President and  Chief
                                       Financial Officer (principal financial
                                       officer and principal accounting officer)