Form 10-Q
period 1999-07-31
HADCO CORP
filed 1999-09-10
CIK 729533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                        (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant has 13,628,560 shares of Common Stock, $0.05 Par Value, outstanding at September 9, 1999.

                       HADCO CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                      PAGE


     Item 1. Financial Statements

          Consolidated Condensed Balance Sheets as of
          July 31, 1999 (unaudited) and October 31, 1998........................................     3

          Consolidated Condensed Statements of Operations
          for the Three Months and Nine Months ended July 31, 1999 and
          August 1, 1998 (unaudited)............................................................     4

          Consolidated Condensed Statements of Cash Flows
          for the Nine Months ended July 31, 1999 and
          August 1, 1998  (unaudited)...........................................................     5

          Notes to Consolidated Condensed Financial
          Statements............................................................................     6

     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................................................     15

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.........................     19


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K...................................................     20

SIGNATURE.......................................................................................     21

PART 1 - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except per share data)



                                                                                   July 31,          October 31,
                                                                                     1999               1998
                                                                                   --------          -----------
                                                                                  (unaudited)
ASSETS

Current Assets:
       Cash and cash equivalents...........................................     $      12,254        $     7,169
       Accounts receivable, net of allowance for
       doubtful accounts of $1,644 in 1999 and
       $2,129 in 1998......................................................           123,330            111,094
       Inventories.........................................................            65,325             67,017
       Deferred tax asset..................................................            17,156             17,156
       Prepaid and other current assets....................................             4,665             18,666
                                                                                -------------        -----------
           Total Current Assets............................................           222,730            221,102
 Property, Plant and Equipment, net........................................           315,081            322,887
 Acquired Intangible Assets, net...........................................           182,370            191,421
 Other Assets..............................................................             8,993              8,415
                                                                                -------------        -----------
                                                                                $     729,174        $   743,825
                                                                                =============        ===========


LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
       Short-term debt and current portion of long-term debt...............     $       2,711        $     4,377
       Accounts payable....................................................            86,807             79,350
       Accrued payroll and other employee benefits.........................            30,934             26,529
       Other accrued expenses..............................................            16,196             19,016
                                                                                -------------        -----------
           Total Current Liabilities.......................................           136,648            129,272
                                                                                -------------        -----------
 Long-Term Debt, net of current portion....................................           313,768            354,291
                                                                                -------------        -----------
 Deferred Tax Liability....................................................            59,520             59,521
                                                                                -------------        -----------
 Other Long-Term Liabilities...............................................             9,192              9,192
                                                                                -------------        -----------
 Stockholders' Investment:
       Common stock, $.05 par value -
           Authorized - 50,000 shares
           Issued and outstanding - 13,625 in 1999
           and 13,366 in 1998..............................................               683                669
       Paid-in capital.....................................................           179,348            173,906
       Deferred compensation...............................................              (225)               (44)
       Retained earnings...................................................            30,240             17,018
                                                                                -------------        -----------
           Total Stockholders' Investment..................................           210,046            191,549
                                                                                -------------        -----------
                                                                                $     729,174        $   743,825
                                                                                =============        ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)



                                                                            Three Months Ended             Nine Months Ended
                                                                            ------------------             -----------------
                                                                           July 31,     August 1,       July 31,        August 1,
                                                                             1999         1998            1999            1998
                                                                           --------     ---------       --------        ---------

Net Sales..............................................................    $252,361      $201,392       $743,926         $609,255
Cost of Sales..........................................................     211,339       182,812        632,094          514,877
                                                                           --------      --------       --------         --------
     Gross Profit......................................................      41,022        18,580        111,832           94,378
Operating Expenses.....................................................      23,097        21,324         67,201           60,635
Restructuring and Other Non-Recurring Charges..........................          --         1,105             --            7,052
Write-off of Acquired In-Process Research and Development..............          --            --             --           63,050
                                                                           --------      --------       --------         --------
     Income (Loss) from Operations.....................................      17,925        (3,849)        44,631          (36,359)
Interest and Other Income, net.........................................         408           464          1,195            1,841
Interest Expense.......................................................      (7,411)       (8,035)       (23,890)         (14,329)
                                                                           --------      --------       --------         --------
        Income (Loss) Before Provision for Income Taxes................      10,922       (11,420)        21,936          (48,847)
Provision (Benefit) for Income Taxes...................................       4,336        (4,540)         8,714            5,646
                                                                           --------      --------       --------         --------
     Net Income (Loss).................................................    $  6,586      $ (6,880)      $ 13,222         $(54,493)
                                                                           ========      ========       ========         ========

Income (Loss) per Common and Common Equivalent
     Shares (Note 1)
                Basic..................................................    $   0.49      $  (0.52)      $   0.98         $  (4.14)
                                                                           ========      ========       ========         ========
                Diluted................................................    $   0.48      $  (0.52)      $   0.96         $  (4.14)
                                                                           ========      ========       ========         ========

Weighted Average Common and Common Equivalent
     Shares Outstanding (Note 1)
                Basic..................................................      13,576        13,255         13,504           13,172
                                                                           ========      ========       ========         ========
                Diluted................................................      13,767        13,255         13,710           13,172
                                                                           ========      ========       ========         ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                                    Nine Months Ended
                                                                                               ----------------------------
                                                                                               July 31,           August 1,
                                                                                                 1999               1998
                                                                                               --------           ---------

Cash Flows From Operating Activities:
     Net income (loss)..................................................................      $   13,222         $  (54,493)
     Adjustments to reconcile net income (loss) to net cash provided by
          Operating Activities:
          Depreciation, amortization, deferred compensation and deferred taxes..........          58,314             49,306
          Director and officer stock grants.............................................             164                 --
          Write-off of acquired in-process research and development.....................              --             63,050
          Loss (Gain) on sale of fixed assets...........................................             (36)             1,977
     Changes in assets and liabilities, net of acquisition -
          Decrease (Increase) in accounts receivable....................................         (10,251)             4,332
          Decrease (Increase) in inventories............................................           1,539             (8,334)
          Increase in prepaid expenses and other current assets.........................          (1,504)            (9,605)
          Decrease in refundable taxes..................................................          15,461              1,500
          Decrease (Increase) in other assets...........................................          (1,887)             1,177
          (Decrease) Increase in accounts payable and accrued expenses..................           9,045            (15,339)
          Decrease in long-term liabilities.............................................              --                (22)
                                                                                              ----------         ----------
Net Cash Provided by Operating Activities...............................................          84,067             33,549
                                                                                              ----------         ----------

Cash Flows From Investing Activities:
     Purchases of property, plant and equipment.........................................         (41,976)           (68,873)
     Proceeds from sale of property, plant and equipment................................             170                 --
     Acquisition of Continental Circuits Corp...........................................              --           (192,532)
                                                                                              ----------         ----------
Net Cash Used in Investing Activities...................................................         (41,806)          (261,405)
                                                                                              ----------         ----------

Cash Flows From Financing Activities:
     Principal payments of long-term debt...............................................         (62,191)          (245,711)
     Net proceeds from issuance of long-term debt.......................................          20,000            459,665
     Proceeds from exercise of stock options............................................             603                770
     Proceeds from employee stock purchase plan.........................................           3,258              1,112
     Proceeds from the sale of common stock.............................................              --              1,480
     Tax benefit from exercise of stock options.........................................           1,154              1,740
                                                                                              ----------         ----------
Net Cash (Used in) Provided by Financing Activities.....................................         (37,176)           219,056
                                                                                              ----------         ----------

Net Increase (Decrease) in Cash, Cash Equivalents and Short-Term Investments............           5,085             (8,800)
Cash, Cash Equivalents and Short-Term Investments, Beginning of Period..................           7,169             13,733
                                                                                              ----------         ----------

Cash, Cash Equivalents and Short-Term Investments, End of Period........................      $   12,254         $    4,933
                                                                                              ==========         ==========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for:
          Interest......................................................................      $   27,635         $    4,689
                                                                                              ==========         ==========
          Income taxes (net of refunds).................................................      $    3,134         $   11,636
                                                                                              ==========         ==========
Acquisition of Continental Circuits Corp. in 1998:
     Fair value of assets acquired......................................................                         $  137,623
     Liabilities assumed................................................................                            (66,381)
     Cash paid..........................................................................                           (186,083)
     Acquisition costs incurred.........................................................                             (3,949)
     Write-off of acquired in-process research and development..........................                             63,050
                                                                                                                 ----------
     Goodwill...........................................................................                         $  (55,740)
                                                                                                                 ==========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated condensed financial statements reflect the application of certain accounting policies as described in the accompanying notes to the consolidated condensed financial statements, as well as the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and the Quarterly Reports on Form 10-Q for the fiscal quarters ended January 30, 1999 and May 1, 1999. These financial statements should be read in conjunction with the financial statements and related disclosures included in the above-referenced SEC filings.

     INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated condensed balance sheet as of July 31, 1999, and the consolidated condensed statements of operations for the three and nine months ended July 31, 1999 and August 1, 1998 and the consolidated condensed statements of cash flows for the nine month periods ended July 31, 1999 and August 1, 1998 are unaudited, but in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. Results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or any future period.

     INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE


     A reconciliation of basic and diluted weighted average shares outstanding is as follows:

                                                                  Three Months Ended         Nine Months Ended
                                                               -----------------------    -----------------------
                                                               July 31,      August 1,    July 31,      August 1,
                                                                 1999          1998         1999          1998
                                                               --------      ---------    --------      ---------
                                                                                   (in thousands)

     Basic weighted average shares outstanding........          13,576        13,255       13,504         13,172
     Weighted average common equivalent shares........             191            --          206             --
                                                                ------        ------       ------         ------
     Diluted weighted average shares outstanding......          13,767        13,255       13,710         13,172
                                                                ======        ======       ======         ======

     Diluted weighted average shares outstanding for the three month periods ended July 31, 1999 and August 1, 1998 do not include 411,480 and 1,357,035 common equivalent shares, respectively, as their effect would be anti-dilutive. Diluted weighted average shares outstanding for the nine month periods ended July 31, 1999 and August 1, 1998 do not include 694,099 and 1,357,035 common equivalent shares, respectively, as their effect would be anti-dilutive.

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

2.   ACQUISITION

     On March 20, 1998, the Company acquired all of the outstanding common stock of Continental Circuits Corp. ("Continental"). Unaudited pro forma operating results for the Company for the nine month period ended August 1, 1998, assuming the Continental Acquisition occurred on October 26, 1997, are as follows:

                                                                     Nine Months Ended
                                                                     -----------------
                                                                  July 31,      August 1,
                                                                    1999          1998
                                                                  --------      ---------
                                                                      (in thousands,
                                                                   except per share data)

                                                                   Actual       Pro forma

     Net Sales...............................................     $743,926      $661,206
     Net Income (Loss).......................................     $ 13,222      $  1,139
     Basic Net Income (Loss) Per Share.......................     $   0.98      $   0.09
     Diluted Net Income (Loss) Per Share.....................     $   0.96      $   0.08

     For purposes of these pro forma operating results, the acquired in-process R&D was assumed to have been written-off prior to October 26, 1997, so that the operating results presented include only recurring costs.

3.   INVENTORIES

     Inventories are stated at the lower of cost, first-in, first-out (FIFO), or market and consist of the following (in thousands):

                                                     July 31,             October 31,
                                                       1999                  1998
                                                     --------             -----------

     Raw Materials............................        $21,380               $25,856
     Work-in-process..........................         43,945                41,161
                                                      -------               -------
                                                      $65,325               $67,017
                                                      =======               =======

4.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                July 31,            October 31,
                                                                  1999                 1998
                                                                --------            -----------

     Variable Rate Mortgages............................        $    663              $    732
     Revolving credit facility..........................         110,000               150,000
     9 1/2% Senior Subordinated Notes due 2008..........         199,405               199,354
     Obligations  under  capital  leases with  interest
     rates ranging from 7% to 7.75%.....................           6,411                 8,582
                                                                --------              --------
                                                                 316,479               358,668
     Less - Current portion.............................          (2,711)               (4,377)
                                                                --------              --------
                                                                $313,768              $354,291
                                                                ========              ========

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

4.   LONG-TERM DEBT (CONTINUED)

     The Company reduced the commitment under its Revolving Credit Facility from $300 million to $198.75 million effective May 14, 1999. Based on the amount outstanding under the Revolving Credit Facility as of July 31, 1999, the reduced commitment provides the Company with approximately $89 million of available borrowings.

5.   SALE OF ASSETS

     On April 30, 1999, the Company sold substantially all of the assets of its Dynaflex division for approximately $2.7 million. Dynaflex's assets, liabilities and operations were not significant to the Company. Accordingly, pro forma information has not been presented. Proceeds from the sale were received on May 3, 1999.

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

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
       -------------------------------------------------------------------
                                   (Continued)

                      CONSOLIDATING CONDENSED BALANCE SHEET
                      -------------------------------------
                                   (UNAUDITED)

                                                                              As of July 31, 1999
                                         -----------------------------------------------------------------------------------------

                                            Guarantor        Non-Guarantor         Parent         Elimination         Consolidated
                                           Subsidiaries      Subsidiaries       Corporation         Entries              Total
                                           ------------      -------------      -----------       -----------         ------------
                                                                      (In Thousands, except per share data)

                                                                                   ASSETS


Current Assets:
    Cash and cash equivalents              $     (181)       $      552         $    11,883       $       --          $     12,254
    Accounts receivable, net                   54,944             7,902              60,484               --               123,330
    Inventories                                26,511             7,106              31,708               --                65,325
    Deferred tax asset                             --                --              17,156               --                17,156
    Prepaid and other current assets            1,805               284               2,576               --                 4,665
                                           ----------        ----------         -----------       ----------          ------------
       Total current assets                    83,079            15,844             123,807               --               222,730
Property, Plant and Equipment, net            133,600            49,999             131,482               --               315,081
Intercompany Receivable                        11,789                43              67,643          (79,475)                   --
Investments in Subsidiaries                    13,453                --             273,195         (286,648)                   --
Acquired Intangible Assets, net               182,370                --                  --               --               182,370
Other Assets                                      107                --               8,886               --                 8,993
                                           ----------        ----------         -----------       ----------          ------------
                                           $  424,398        $   65,886         $   605,013       $ (366,123)         $    729,174
                                           ==========        ==========         ===========       ==========          ============

                                                                LIABILITIES AND STOCKHOLDERS' INVESTMENT


Current Liabilities:
    Current portion of long-term debt      $    2,089        $       73         $       549       $       --          $      2,711
    Accounts payable                           32,520             5,073              49,214               --                86,807
    Intercompany payable                       33,301            46,174                  --          (79,475)                   --
    Accrued payroll and other employee
    benefits                                    2,124               219              28,591               --                30,934
    Other accrued expenses                     33,431               124             (17,359)              --                16,196
                                           ----------        ----------         -----------       ----------          ------------
       Total current liabilities              103,465            51,663              60,995          (79,475)              136,648
                                           ----------        ----------         -----------       ----------          ------------
Long-Term Debt, net of current portion          3,771                61             309,936               --               313,768
                                           ----------        ----------         -----------       ----------          ------------
Deferred Tax Liability                         44,676                --              14,844               --                59,520
                                           ----------        ----------         -----------       ----------          ------------
Other Long-Term Liabilities                        --                --               9,192               --                 9,192
                                           ----------        ----------         -----------       ----------          ------------
Stockholders' Investment:
    Common stock, $0.05 par value;
       Authorized - 50,000 shares
       Issued and outstanding - 13,625
       in 1999                                     11            29,655                 683          (29,666)                  683
    Paid-in capital                           400,616                --             179,348         (400,616)              179,348
    Deferred compensation                          --                --                (225)              --                  (225)
    Retained earnings                        (128,141)          (15,493)             30,240          143,634                30,240
                                           ----------        ----------         -----------       ----------          ------------
       Total stockholders' investment         272,486            14,162             210,046         (286,648)              210,046
                                           ----------        ----------         -----------       ----------          ------------
                                           $  424,398        $   65,886         $   605,013       $ (366,123)         $    729,174
                                           ==========        ==========         ===========       ==========          ============

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
       -------------------------------------------------------------------
                                   (Continued)

                      CONSOLIDATING CONDENSED BALANCE SHEET

                                                                               As of October 31, 1998
                                         -------------------------------------------------------------------------------------------
                                            Guarantor        Non-Guarantor         Parent         Elimination         Consolidated
                                           Subsidiaries      Subsidiaries       Corporation         Entries               Total
                                           ------------      -------------      -----------       -----------         ------------
                                                                        (In thousands, except per share data)

                                                                                           ASSETS

Current Assets:
  Cash and cash equivalents                $      836        $        2         $     6,331       $       --          $      7,169
  Accounts receivable, net                     54,092             6,382              50,620               --               111,094
  Inventories                                  24,984             5,560              36,473               --                67,017
  Deferred tax asset                               --                --              17,156               --                17,156
  Prepaid and other current assets                999               227              17,440               --                18,666
                                           ----------        ----------         -----------       ----------          ------------
     Total current assets                      80,911            12,171             128,020               --               221,102
Property, Plant and Equipment, net            138,912            49,029             134,946               --               322,887
Intercompany Receivable                            --               160              91,463          (91,623)                   --
Investments in Subsidiaries                    17,895                --             267,882         (285,777)                   --
Acquired Intangible Assets, net               191,421                --                  --               --               191,421
Other Assets                                      686                --               7,729               --                 8,415
                                           ----------        ----------         -----------       ----------          ------------
                                           $  429,825        $   61,360         $   630,040       $ (377,400)         $    743,825
                                           ==========        ==========         ===========       ==========          ============

                                                                            LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current portion of long-term debt        $    3,417        $      158         $       802       $       --          $      4,377
  Accounts payable                             34,249             4,941              40,160               --                79,350
  Intercompany payable                         54,523            37,100                  --          (91,623)                   --
  Accrued payroll and other employee
     benefits                                   3,465               160              22,904               --                26,529
  Other accrued expenses                       18,427               265                 324               --                19,016
                                           ----------        ----------         -----------       ----------          ------------
     Total current liabilities                114,081            42,624              64,190          (91,623)              129,272
                                           ----------        ----------         -----------       ----------          ------------
Long-Term Debt, net of current portion          3,796               230             350,265               --               354,291
                                           ----------        ----------         -----------       ----------          ------------
Deferred Tax Liability                         44,677                --              14,844               --                59,521
                                           ----------        ----------         -----------       ----------          ------------
Other Long-Term Liabilities                        --                --               9,192               --                 9,192
                                           ----------        ----------         -----------       ----------          ------------
Stockholders' Investment:
  Common stock, $.05 par value;
     Authorized - 50,000 shares
     Issued and outstanding - 13,366
     in 1998                                       11            29,654                 669          (29,665)                  669
  Paid-in capital                             400,616                --             173,906         (400,616)              173,906
  Deferred compensation                            --                --                 (44)              --                   (44)
  Retained earnings                          (133,356)          (11,148)             17,018          144,504                17,018
                                           ----------        ----------         -----------       ----------          ------------
     Total stockholders' investment           267,271            18,506             191,549         (285,777)              191,549
                                           ----------        ----------         -----------       ----------          ------------
                                           $  429,825        $   61,360         $   630,040       $ (377,400)         $    743,825
                                           ==========        ==========         ===========       ==========          ============

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
       -------------------------------------------------------------------
                                   (Continued)

                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                 For the Three Months Ended July 31, 1999
                                         -------------------------------------------------------------------------------------------
                                            Guarantor        Non-Guarantor        Parent          Elimination         Consolidated
                                           Subsidiaries      Subsidiaries       Corporation         Entries               Total
                                           ------------      -------------      -----------       -----------         ------------
                                                                                (In thousands)

Net Sales                                  $  113,971        $   12,359         $   126,031       $       --          $    252,361
Cost of Sales                                  98,357            12,020             100,962               --               211,339
                                           ----------        ----------         -----------       ----------          ------------
     Gross Profit                              15,614               339              25,069               --                41,022
Operating Expenses                              5,350               763              16,984               --                23,097
                                           ----------        ----------         -----------       ----------          ------------
     Income (Loss) From Operations             10,264              (424)              8,085               --                17,925
Interest and Other Income                        (284)               51                (209)             850                   408
Interest Expense                                  (82)               (7)             (7,322)              --                (7,411)
                                           ----------        ----------         -----------       ----------          ------------
     Income (Loss) Before Provision
     for Income Taxes                           9,898              (380)                554              850                10,922
Provision for Income Taxes                      5,146               108                (918)              --                 4,336
Equity in Income (Loss) of  Subsidiary         (1,338)               --               4,264           (2,926)                   --
                                           ----------        ----------         -----------       ----------          ------------
     Net Income (Loss)                     $    3,414        $     (488)        $     5,736       $   (2,076)         $      6,586
                                           ==========        ==========         ===========       ==========          ============



                                                                 For the Nine Months Ended July 31, 1999
                                         -------------------------------------------------------------------------------------------
                                            Guarantor        Non-Guarantor        Parent          Elimination         Consolidated
                                           Subsidiaries      Subsidiaries       Corporation         Entries               Total
                                           ------------      -------------      -----------       -----------         ------------
                                                                                (In thousands)

Net Sales                                  $  343,967        $   34,583         $   365,376       $       --          $    743,926
Cost of Sales                                 304,773            34,436             292,885               --               632,094
                                           ----------        ----------         -----------       ----------          ------------
     Gross Profit                              39,194               147              72,491               --               111,832
Operating Expenses                             15,902             2,326              48,973               --                67,201
                                           ----------        ----------         -----------       ----------          ------------
     Income (Loss) From Operations             23,292            (2,179)             23,518               --                44,631
Interest and Other Income                        (914)             (358)                794            1,673                 1,195
Interest Expense                                 (297)              (12)            (23,581)              --               (23,890)
                                           ----------        ----------         -----------       ----------          ------------
     Income (Loss) Before Provision
     for Income Taxes                          22,081            (2,549)                731            1,673                21,936
Provision for Income Taxes                     12,424               220              (3,930)              --                 8,714
Equity in Income (Loss) of  Subsidiary         (4,442)               --               6,888           (2,446)                   --
                                           ----------        ----------         -----------       ----------          ------------
     Net Income (Loss)                     $    5,215        $   (2,769)        $    11,549       $     (773)         $     13,222
                                           ==========        ==========         ===========       ==========          ============

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
       -------------------------------------------------------------------
                                   (Continued)

                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    For the Three Months Ended August 1, 1998
                                         -------------------------------------------------------------------------------------------

                                            Guarantor        Non-Guarantor        Parent          Elimination         Consolidated
                                           Subsidiaries      Subsidiaries       Corporation         Entries               Total
                                           ------------      -------------      -----------       -----------         ------------
                                                                               (In thousands)

Net Sales                                  $   94,699        $    7,995         $    98,698       $       --          $    201,392
Cost of Sales                                  91,814             9,623              81,375               --               182,812
                                           ----------        ----------         -----------       ----------          ------------
     Gross Profit                               2,885            (1,628)             17,323               --                18,580
Operating Expenses                              5,329               850              15,145               --                21,324
Restructuring and Other Non-Recurring
     Charges                                       --                --               1,105               --                 1,105
                                           ----------        ----------         -----------       ----------          ------------
     Income (Loss) From Operations             (2,444)           (2,478)              1,073               --                (3,849)
Interest and Other Income                        (338)            1,049              (1,397)           1,150                   464
Interest Expense                                 (251)               (8)             (7,776)              --                (8,035)
                                           ----------        ----------         -----------       ----------          ------------
     Income (Loss) Before Provision
     for Income Taxes                          (3,033)           (1,437)             (8,100)           1,150               (11,420)
Provision (Benefit) for Income Taxes              302               161              (5,164)             161                (4,540)
Equity in Income (Loss) of  Subsidiary         (2,748)               --              (4,933)           7,681                    --
                                           ----------        ----------         -----------       ----------          ------------
     Net Income (Loss)                     $   (6,083)       $   (1,598)        $    (7,869)      $    8,670          $     (6,880)
                                           ==========        ==========         ===========       ==========          ============


                                                                For the Nine Months Ended August 1, 1998
                                         -------------------------------------------------------------------------------------------

                                            Guarantor        Non-Guarantor        Parent          Elimination         Consolidated
                                           Subsidiaries      Subsidiaries       Corporation         Entries               Total
                                           ------------      -------------      -----------       -----------         ------------
                                                                               (In thousands)

Net Sales                                  $  239,537        $   25,273         $   344,445       $       --          $    609,255
Cost of Sales                                 214,572            25,735             274,570               --               514,877
                                           ----------        ----------         -----------       ----------          ------------
     Gross Profit                              24,965              (462)             69,875               --                94,378
Operating Expenses                             12,773             2,686              45,176               --                60,635
Restructuring and Other Non-Recurring
     Charges                                       --                --               7,052               --                 7,052
Write-off of Acquired In-Process
     Research and Development                  63,050                --                  --               --                63,050
                                           ----------        ----------         -----------       ----------          ------------
     Income (Loss) From Operations            (50,858)           (3,148)             17,647               --               (36,359)
Interest and Other Income                         483             1,661              (2,155)           1,852                 1,841
Interest Expense                                 (642)             (398)            (13,289)              --               (14,329)
                                           ----------        ----------         -----------       ----------          ------------
     Income (Loss) Before Provision
     for Income Taxes                         (51,017)           (1,885)              2,203            1,852               (48,847)
Provision for Income Taxes                      7,457               260              (2,331)             260                 5,646
Equity in Income (Loss) of  Subsidiary         (3,997)               --             (60,619)          64,616                    --
                                           ----------        ----------         -----------       ----------          ------------
     Net Income (Loss)                     $  (62,471)       $   (2,145)        $  (56,085)       $   66,208          $    (54,493)
                                           ==========        ==========         ===========       ==========          ============

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
       -------------------------------------------------------------------
                                   (CONTINUED)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For the Nine Months Ended July 31, 1999
                                                   -------------------------------------------------------------------------------
                                                    Guarantor      Non-Guarantor      Parent         Elimination      Consolidated
                                                   Subsidiaries    Subsidiaries     Corporation        Entries           Total
                                                   ------------    -------------    -----------      -----------      ------------
                                                                                (In thousands)

Net Cash Provided by Operating Activities           $ 14,303         $  6,440         $ 61,651         $  1,673         $ 84,067
                                                    --------         --------         --------         --------         --------

Cash Flows from Investing Activities:
     Foreign Sales Corp. dividend                         --           (1,673)           1,673               --               --
     Purchase of property, plant and equipment       (14,097)          (5,648)         (22,231)              --          (41,976)
     Proceeds from sale of property, plant
     and equipment                                       131               12               27               --              170
     Investments in subsidiaries                          --            1,673               --           (1,673)              --
                                                    --------         --------         --------         --------         --------
         Net cash used in investing activities       (13,966)          (5,636)         (20,531)          (1,673)         (41,806)
                                                    --------         --------         --------         --------         --------

Cash Flows from Financing Activities:
     Principal payments of long-term debt             (1,354)            (254)         (60,583)              --          (62,191)
     Proceeds from issuance of long-term debt             --               --           20,000               --           20,000
     Proceeds from exercise of stock options              --               --              603               --              603
     Proceeds from the Employee Stock
     Purchase Plan                                        --               --            3,258               --            3,258
     Tax benefit from exercise of stock options           --               --            1,154               --            1,154
                                                    --------         --------       ----------       ----------       ----------
         Net cash used in financing activities        (1,354)            (254)         (35,568)              --          (37,176)
                                                    --------         --------       ----------       ----------       ----------

Net Increase (Decrease) in Cash,
     Cash Equivalents and Short-Term Investments      (1,017)             550            5,552               --            5,085
Cash, Cash Equivalents and Short-Term
     Investments, Beginning of Period                    836                2            6,331               --            7,169
                                                    --------         --------       ----------       ----------       ----------
Cash, Cash Equivalents and Short-Term
     Investments, End of Period                     $   (181)        $    552         $ 11,883         $     --         $ 12,254
                                                    ========         ========       ==========       ==========       ==========

                       HADCO CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


       SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
       -------------------------------------------------------------------
                                   (Continued)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                               For the Nine Months Ended August 1, 1998
                                                 --------------------------------------------------------------------------

                                                    Guarantor      Non-Guarantor      Parent         Elimination      Consolidated
                                                   Subsidiaries    Subsidiaries     Corporation        Entries            Total
                                                   ------------    -------------    -----------      -----------      ------------
                                                                               (In thousands)

Net Cash Provided by (Used in)
     Operating Activities                           $  58,314         $  18,681      $ (45,038)        $   1,592         $  33,549
                                                    ---------         ---------      ---------         ---------         ---------

Cash Flows from Investing Activities:
     Foreign Sales Corp. dividend                          --            (1,852)         1,852                --                --
     Purchase of property, plant and equipment        (17,637)          (18,940)       (32,296)               --           (68,873)
     Investments in subsidiaries                          727             1,852           (987)           (1,592)               --
     Acquisition of Continental Circuits Corp.,
         net of cash acquired                              --                --       (192,532)               --          (192,532)
                                                    ---------         ---------      ---------         ---------         ---------
         Net cash used in investing activities        (16,910)          (18,940)      (223,963)           (1,592)         (261,405)
                                                    ---------         ---------      ---------         ---------         ---------

Cash Flows from Financing Activities:
     Principal payments of long-term debt             (38,302)              (51)      (207,358)               --          (245,711)
     Proceeds from issuance of long-term debt              --                --        459,665                --           459,665
     Proceeds from exercise of stock options               --                --            770                --               770
     Tax benefit from exercise of options                  --                --          1,740                --             1,740
     Proceeds from the sale of common stock                --                --          2,592                --             2,592
                                                    ---------         ---------      ---------         ---------         ---------
         Net cash (used in) provided by
             financing activities                     (38,302)              (51)       257,409                --           219,056
                                                    ---------         ---------      ---------         ---------         ---------

Net Increase (Decrease) in Cash,
     Cash Equivalents and                               3,102              (310)       (11,592)               --            (8,800)
     Short-Term Investments
Cash, Cash Equivalents and Short-Term
     Investments, Beginning of Period                  (1,603)            2,249         13,087                --            13,733
                                                    ---------         ---------      ---------         ---------         ---------
Cash, Cash Equivalents and Short-Term
     Investments, End of Period                     $   1,499         $   1,939      $   1,495         $      --         $   4,933
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

     RESULTS OF OPERATIONS

     THIRD QUARTER

     Net sales for the third quarter of 1999 increased 25.3% over the same period in 1998. Printed circuit net sales increased from $166.8 million in the third quarter of 1998 to $209.5 million in the comparable period in 1999. Net sales of printed circuits increased due to higher unit shipments, partially offset by a 1.6 % decrease in average pricing for the third quarter of 1999 over the same period in 1998. The shift in mix towards higher priced printed circuits with more layers and greater densities partially offset the reduction in price. Backplane and system assembly net sales increased $8.2 million from the third quarter of 1998 to $42.8 million in the comparable period in 1999. Backplane and system assembly net sales increased due to higher production volume and shipments.

     The gross profit margin increased to 16.3% of net sales in the third quarter of 1999 from 9.2% in the comparable period in fiscal 1998. Lower unit costs through improved production efficiencies and improved capacity utilization increased gross margin by 8.4 percentage points. Lower pricing on printed circuits offset the increase in gross margin by 1.3 percentage points, resulting in an overall increase in gross margin of 7.1 percentage points.

     Operating expenses increased by $1.8 million in the third quarter of fiscal 1999 over the same period in 1998. The increase was primarily due to higher selling expenses from expanded sales coverage. Operating expenses as a percent of net sales decreased to 9.2% for the third quarter of fiscal 1999 versus 10.6% for the same period in 1998 due to increased net sales and the relatively fixed nature of the Company's operating expenses.

     The Company includes in operating expenses actual expenditures and accruals, based on estimates, for environmental matters. To the extent Hadco believes circumstances warrant, it will continue to accrue amounts and charge to operations cost estimates relating to environmental matters.

     Interest expense decreased in the third quarter of 1999 as compared to the third quarter of 1998 due to lower average outstanding debt balances during the third quarter of 1999 as compared to the third quarter of 1998.

     YEAR TO DATE

     Net sales for the nine months ended July 31, 1999 increased 22.1% over the comparable prior year period. The increase resulted from several factors including the Continental Acquisition, which added $58.0 million to printed circuit net sales in the nine month period. Excluding the Continental Acquisition, printed circuit net sales increased $33.3 million due to higher unit shipments and a shift in mix towards higher priced printed circuits with more layers and greater densities. This increase was partially offset by an 8.0 % decline in average pricing for printed circuits. Backplane and system assembly net sales increased $43.4 million to $135.9 million. Backplane and system assembly net sales increased due to higher production volume and shipments.

     The gross profit margin decreased to 15.0% in the nine months ended July 31, 1999 from 15.5% in the comparable period in fiscal 1998. Improved production efficiencies from printed circuit operations caused gross margins to increase by 4.0 percentage points, but this was more than offset by lower pricing on printed circuits which caused gross margins to decrease by 4.5 percentage points.

     Operating expenses increased by $6.6 million for the first nine months of fiscal 1999 over the same period in 1998. The increase was due to increased expense for the amortization of goodwill and purchased intangibles from the Continental Acquisition, and higher selling expenses from expanded sales coverage. Operating expenses as a percent of net sales decreased to 9.0% for the first nine months of fiscal 1999 versus 10.0% for the same period in 1998 due to increased net sales and the relatively fixed nature of the Company's operating expenses.

     Income from operations for the nine months ended August 1, 1998 was reduced by $63 million due to the non-recurring write-off of acquired in-process research and development recorded in connection with the Continental Acquisition. The remaining goodwill and purchased intangibles will be amortized over 12 to 30 years, with an average amortization life of 17 years. In addition, income from operations for the nine months ended August 1, 1998, was reduced by approximately $7.1 million for restructuring and other non-recurring charges related to the consolidation of the Company's East Coast Tech Center operations.

     Excluding the non-recurring write-off and restructuring charges, income from operations increased as a percent of net sales to 6.0% for the nine months ended July 31, 1999 from 5.5% in the comparable period in fiscal 1998. The increase results primarily from the same factors affecting gross profit margins, offset slightly by increased expenses for the amortization of goodwill and purchased intangibles from the Continental Acquisition.

     Interest income decreased for the nine months ended July 31, 1999 as compared to the nine months ended August 1, 1998 due to lower average cash balances available for investing. Interest expense increased in the nine months ended July 31, 1999 as compared to the nine months ended August 1, 1998 due to an increase in outstanding debt to finance the Continental Acquisition.

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

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow from operations increased $51.8 million in the first nine months of fiscal 1999 versus the comparable prior year period. The increase is a result of a $14.0 million increase in income tax refunds, improved working capital management which generated $26.0 million of cash flow, and an $11.8 million increase in earnings before non-cash items. The increase in earnings is attributable to higher net sales and improved production efficiencies.

     Cash used in investing activities decreased by $218.3 million in the first nine months of fiscal 1999 versus the comparable prior year period. This decrease is a result of reduced capital expenditures and the lack of acquisition investments in the current period.

     The increase in net cash flow from operations, combined with the decrease in investing activities, provided cash used to reduce debt. During the first nine months of fiscal 1999, debt was reduced by $42.2 million.

     The Company expects to reduce future reliance on debt financing and reduce the costs associated with maintaining the Revolving Credit Facility. The Revolving Credit Facility commitment was reduced from $288.75 million to $198.75 million on May 14, 1999. The reduced commitment provides the Company with approximately $89 million of available borrowings.

     The Company believes that cash generated from operations will be sufficient to fund anticipated working capital, capital expenditure and debt payment requirements through fiscal year 2000. Because the Company's capital requirements cannot be predicted with certainty, there is no assurance that the Company will not require additional financing during this period. There is no assurance that any additional financing will be available on terms satisfactory to the Company or not disadvantageous to the Company's security holders.

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

     The Company has completed testing of its various IT systems, running programs with dates including and after the Year 2000. During these tests the Company has not experienced problems processing data or effecting transactions. There can be no assurance, however, that the Company's testing of its IT systems was sufficient to discover all Year 2000 issues. Year 2000 issues not discovered by the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

     One of the Company's manufacturing sites has not yet completed installation of the Year 2000 compliant MFG/PRO system in all portions of its operations. Installation is anticipated to be completed by October 31, 1999. There can be no assurance, however, that installation will be completed by January 1, 2000. If the installation is not completed by that date, the site could experience disruptions in its operations.

     The Company's internal assessment of manufacturing equipment for Year 2000 compliance was done on a plant-by-plant basis and was completed in May 1999. Currently, the Company believes that the software in a certain piece of equipment in the Company's manufacturing systems is not Year 2000 compliant. According to the vendor, an upgrade currently exists to address the Year 2000 issue in this software. The Company has completed the installation of this software upgrade in the equipment at one of its facilities and has successfully completed the testing of this upgrade at such facility. The equipment vendor has begun installing such software upgrade in equipment at the Company's other facilities. The Company expects the vendor to complete installation of the software upgrade on all affected equipment by September 30, 1999. There can be no assurance that this upgrade will be Year 2000 compliant or that it will be installed on a timely basis.

     The Company has surveyed its suppliers to determine their Year 2000 compliance status. Thus far, the Company has received responses from approximately 96% of all active suppliers surveyed. The Company has been working with its key suppliers to obtain more detailed information about their compliance status, and has performed on-site assessments of certain critical suppliers. The Company intends to use the information gathered in these assessments to eliminate use of non-compliant suppliers and to create contingency plans for addressing potential supply disruptions. The Company anticipates completion of detailed contingency plans with respect to its supply chain by October 31, 1999.

     In June 1999, the Company conducted business continuity/contingency plan development training for all facilities. The Company expects that all business continuity/contingency plans will be completed by September 30, 1999 for its internal operations.

     To date, approximately 28,000 hours of employee time have been devoted to Year 2000 issues and approximately $5.4 million has been expended in systems upgrades directly relating to Year 2000. The source of these funds is the working capital of the Company. Present estimates for further expenditures of both employee time and expenses to address Year 2000 matters are between 2,000 and 3,500 hours and between $100,000 and $250,000. There can be no assurance that the Company's costs relating to its Year 2000 compliance will not be greater than that currently expected.

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

     The Company could face an even greater risk of significant damages if the Company were to be found responsible for the shutdown of one of its customers' facilities. This could occur if the Company was unable to supply parts integral to the end products manufactured by the Company's customers. In such circumstances, the legal liability of the Company could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

     At July 31, 1999, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities which would require disclosure of market risk.

     PRIMARY MARKET RISK EXPOSURES

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company incurs interest expense on loans made under the Credit Facility at interest rates which are fixed for a maximum of six months. At July 31, 1999, the Company's outstanding borrowings on the Credit Facility were $110 million, at a weighted average interest rate of 6.54 %. This interest rate is based on the Eurodollar rate, and was fixed until August 25, 1999, at which time the Company again fixed the rate for a period of one month. The Eurodollar Rate is subject to market risks and will fluctuate.

     Substantially all of the Company's business outside the United States is conducted in U.S. dollar denominated transactions. The Company does operate a volume manufacturing facility in Malaysia. Some of the expenses of this facility are denominated in Malaysian ringgits. Expenses denominated in ringgits include local salaries and wages, utilities and some operating supplies. The Company also funds a small sales office in Ireland where expenses are incurred in British Pounds, Irish Punts and Eurodollars. However, the Company believes that the operating expenses currently incurred in foreign currencies are immaterial, and therefore any associated market risk is unlikely to have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
     *10.1 Executive Agreement dated August 10, 1999 between the Registrant and
           Christopher T. Mastrogiacomo.

      27.  Financial Data Schedule

     * Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 6(a).

     (b) Reports on Form 8-K None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Hadco Corporation

                                                /s/ F. Gordon Bitter
Date:  September 9, 1999                    By: ______________________________
                                                F. Gordon Bitter
                                                Senior Vice President and  Chief
                                                Financial Officer (principal
                                                financial officer and principal
                                                accounting officer)