Form 10-K
period 1999-10-30
HADCO CORP
filed 2000-01-06
CIK 729533

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 30, 1999

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

Securities registered pursuant to Section 12(b) of the Act:  Common Stock, $.05 par value
        Securities registered pursuant to Section 12(g) of the Act: None

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

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $607,651,635 based on the price of the last reported sale on the New York Stock Exchange on January 3, 2000 as reported by the NYSE.

     As of January 3, 2000, there were 13,726,100 shares of Common Stock, $.05 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended October 30, 1999. Portions of such proxy statement are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     As used herein, the terms "Company" and "Hadco," unless otherwise indicated or the context otherwise requires, refer to Hadco Corporation and its subsidiaries, including Hadco Phoenix, Inc. ("Hadco Phoenix") (formerly Continental Circuits Corp. ("Continental")) and Hadco Santa Clara, Inc. ("Hadco Santa Clara") (formerly Zycon Corporation ("Zycon")). Hadco Santa Clara holds the assets formerly held by Zycon, and Hadco Phoenix holds the assets formerly held by Continental. Zycon Corporation and Continental Circuits Corp. are currently wholly owned subsidiaries of the Company and are merely name holding entities. References herein to a fiscal year-end relate to a year ending on the last Saturday in October (for example, fiscal 1999 refers to the Company's fiscal year ended October 30, 1999). On March 20, 1998, the Company acquired all of the outstanding capital stock of Continental (the "Continental Acquisition"), and on January 10, 1997, the Company acquired all of the outstanding capital stock of Zycon (the "Zycon Acquisition"). The Continental Acquisition and the Zycon Acquisition are collectively referred to herein as the "Acquisitions." Unless otherwise indicated or the context otherwise requires, the results of Zycon's operations and other financial information relating to Zycon since January 10, 1997 are included in the Company's historical consolidated financial information presented herein. Similarly, unless otherwise indicated or the context otherwise requires, the results of Continental's operations and other financial information relating to Continental since March 20, 1998 are included in the Company's historical consolidated financial information presented herein.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Hadco is the largest manufacturer of advanced electronic interconnect products in North America. The Company offers a wide array of sophisticated manufacturing, engineering and systems integration services to meet its customers' electronic interconnect needs.

     The Company's principal products are multilayer rigid printed circuits and backplane and systems assemblies. Printed circuits are the basic platforms used to interconnect microprocessors, integrated circuits and other components essential to the functioning of electronic systems. Backplane assemblies are generally larger and thicker printed circuits on which connectors are mounted to receive and interconnect printed circuits, integrated circuits and other electronic components. Systems assemblies include the backplane, power supply, fan card, cabling and system chassis.

     Hadco's advanced manufacturing and assembly facilities are designed to meet the accelerated time-to-market and time-to-volume requirements of its customers whose markets are characterized by high growth rates, rapid technological advances and short product life cycles. Through the office of the Chief Technology Officer (CTO), the Company coordinates the activities of the development groups at each production facility. The CTO and production site development groups work closely with customers during the early stages of the product life-cycle in an effort to develop process changes and refinements required for volume production. The development projects include increased printed circuit density, embedded passive components, advanced materials, laser direct imaging, fine pitch assembly and new product offerings.

     Hadco acquired Zycon on January 10, 1997. This acquisition increased Hadco's net sales significantly, added approximately 600,000 square feet of manufacturing space (approximately a 100% increase at the time) and substantially expanded the Company's manufacturing capabilities and geographic reach. These acquired manufacturing capabilities include state-of-the-art West Coast facilities for volume production of complex printed circuits and backplane and system assemblies, a quick-turn prototype and design facility on the East Coast, and a volume production facility in Malaysia.

     Hadco acquired Continental Circuits on March 20, 1998. This acquisition also increased Hadco's net sales significantly, added approximately 305,000 square feet of manufacturing space, and further expanded the Company's manufacturing capabilities and geographic reach. These acquired manufacturing capabilities include a facility in Phoenix, Arizona for the volume production of complex printed circuits, a quick-turn prototype facility in Austin, Texas, a flexible printed circuit facility in California, and printed circuit engineering and design sites in Texas, California, and Colorado. On April 30, 1999, the Company sold substantially all of the assets of its flexible printed circuit facility (Dynaflex division) for approximately $2.7 million. Dynaflex's assets, liabilities and operations were not significant to the Company. Accordingly, pro forma information has not been presented.

     The Acquisitions have broadened the Company's customer base, expanded its involvement in various industry sectors, added new proprietary technologies and increased its sales force.

     The Company was incorporated in Massachusetts in 1966. The Company's principal executive offices are located at 12A Manor Parkway, Salem, New Hampshire 03079; its telephone number is (603) 898-8000, and its internet site is http://www.hadco.com.

PRODUCTS AND SERVICES

     The Company's products and services are designed to meet its customers' interconnect needs for dense multilayer printed circuits and backplane and system assemblies. See Note 14 of Notes to Consolidated Financial Statements for financial segment information concerning printed circuits and backplane and system assemblies. Hadco offers complementary processes and capabilities that span the product life cycle. The Company's offering includes the following products and services:

     Development. Through the office of the CTO and the development groups located at various facilities, Hadco identifies, develops and markets new technologies that benefit its customers. The CTO and the development groups work closely with customers during all stages of product life cycles. For instance, process design changes and refinements required for volume production are identified and implemented prior to production. The CTO and the development groups also focus on the special requirements of the Company's customers, including increasing printed circuit densities, embedded passive components and advanced materials and products.

     Design. The Company provides design and engineering assistance in the early stages of product development, which assures both mechanical and electrical considerations are integrated to achieve a high quality and cost effective product. The Company also evaluates customer designs for manufacturability and, when appropriate, recommends design changes to reduce manufacturing costs or lead times or to increase manufacturing yields or the quality of finished printed circuits. The Company believes that this long-term view of manufacturing and customer relationships distinguishes the Company from many manufacturers which compete primarily in the quick-turn market. By working closely with its customers, the Company also gains a better understanding of the future requirements of OEMs. This cooperative process shortens the time in transition from the development of the prototype design to volume manufacturing and facilitates the delivery of high quality products to customer premises in a timely fashion.

     Quick-Turn Prototype. Prototypes typically require lead times of three to seven days, and as short as 24 hours. The Company provides quick-turn prototype services to the product development groups of customers that require small test quantities. Hadco offers these services through facilities in Massachusetts, Texas and California. Prototype development at these facilities has included multilayer printed circuits of up to 50 layers, embedded discrete components, heavy copper substrates, sequential lamination, cavity substrates, thermal management products, Single Chip Carriers (SCC), planar magnetics, advanced surface finishes and various high performance substrates for the high frequency microwave market. These facilities also support advanced attachment technologies such as Direct Chip Attach (DCA) and High Density Interconnect (HDI). In combining the design of a printed circuit with the manufacture of the prototype, Hadco can reduce the length of the design/manufacture cycle. By working closely with customers at the design and prototype stage, the Company believes it strengthens long-term relationships with its customers and gains an advantage in securing a preferred vendor status when customers begin volume production.

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

     Volume Production. Volume production is characterized by longer lead times and increased emphasis on lower cost as the product moves to full-scale commercial production. As customers increasingly demand a quick transition from prototype to volume production, few independent manufacturers can provide complex printed circuits of 20 or more layers in the volume provided by Hadco's larger facilities. The Company operates six facilities located in California, New York, New Hampshire, Arizona and Malaysia for medium-and high-volume printed circuit production.

     Backplane and System Assembly. Backplanes are generally larger and thicker printed circuits on which connectors are mounted to interconnect printed circuits, integrated circuits and other electronic components. System assemblies include the backplane, power supply, fan card, cabling and system chassis. Hadco incorporates its own printed circuits in backplane and system assemblies to provide customers with a high level of printed circuit technology on a quick-turn and volume basis. Net sales of backplane and system assemblies accounted for approximately 11%, 16%, and 18% of total Company net sales during fiscal 1997, 1998 and 1999, respectively. See Note 14 of Notes to Consolidated Financial Statements. With its backplane and system assembly operations, Hadco is one of a few companies that provides its customers with the advantage of an integrated offering to meet their needs from development and design through volume production to backplane and system assembly.

     The Company's advanced process capabilities enhance each of the above services and include:

     Manufacture of High Performance Printed Circuits. At its quick-turn prototype and volume production facilities, the Company produces technologically advanced printed circuits primarily for the high performance market. These printed circuits, used principally in the data communications and telecommunications industries, are designed to function at high frequencies with excellent reliability. Materials used by the Company for these products include high T(g), epoxy, Teflon(R), cyanate ester, GETEK(R), epoxy/polyphenylene oxide, polyimides, and bismaleimide triazine epoxies.

     Development of Emerging Technologies. The Company undertakes projects to develop advanced or improved processes, materials and product lines. Buried Capacitance(TM) is an advanced material developed by the Company to provide improved electrical performance and greater interconnect densities. The Company receives revenue from sales of products containing this technology, as well as net royalty income from licensing its use. In addition, the Company is developing various microvia processes, which include horizontal plating, plasma etching and laser drilling. Microvias provide a significant increase in printed circuit interconnect density and performance. The Continental Acquisition added PCA Design's microvia design methodology. The Company also produces rigid flex printed circuit products utilizing licensed HVRFlex(TM) technology. These products enable customers to fold a printed circuit and reduce the need for cable connectors in the portable computer and telecommunications markets. See
Item 2, "Manufacturing and Facilities."

MARKETS AND CUSTOMERS

     Hadco's customers are a diverse group of electronic manufacturing services
(EMS) providers and original equipment manufacturers (OEMs) in the computing (mainly workstations, servers, mainframes, storage and notebooks), data communications/telecommunications and industrial automation industries, including process controls, automotive, medical and instrumentation. The following table shows, for the periods indicated, the Company's net sales and percentage of its net sales to the principal end-user markets it serves. The information reflected in the table includes the combined operations of Zycon and the Company since January 10, 1997 and of Continental and the Company since March 20, 1998.

                                                                 FISCAL YEAR ENDED
                                                   ----------------------------------------------
                                                   OCTOBER 25,     OCTOBER 31,      OCTOBER 30,
MARKETS                                                1997            1998             1999
-------                                            ------------    ------------    --------------
                                                   (DOLLARS)IN MILLIONS
Electronic Manufacturing Services................  $289.2    44%   $341.8    41%   $  507.5    51%
Computing........................................   205.0    32     278.3    34       218.1    22
Data Communications/Telecommunications...........   119.1    18     146.7    18       214.9    21
Industrial Automation............................    24.8     4      40.1     5        40.7     4
Other............................................    10.6     2      19.5     2        24.8     2
                                                   ------   ---    ------   ---    --------   ---
          Total Net Sales........................  $648.7   100%   $826.4   100%   $1,006.0   100%
                                                   ======   ===    ======   ===    ========   ===

     The Company supplied its products and services to a diverse base of approximately 740 customers in fiscal 1999, including 77 customers with purchases in excess of $1 million. The Company attempts to market its products to customers that currently have, or have the potential to achieve, significant market share in their respective industries. The following were the Company's largest customers in fiscal 1999:

*Avex Electronics                       *Hewlett Packard
*Cabletron Systems                      *Lucent Technologies
*Celestica                              *Nortel
*Cisco Systems                          *SCI Systems
*Compaq Computer                        *Solectron

     During fiscal 1997, 1998 and 1999, one customer, Solectron, accounted for approximately 15%, 17% and 15%, respectively, of Hadco's net sales. The Company's ten largest customers together accounted for approximately 47%, 51% and 56% of the Company's net sales, respectively, during the same periods. See
Note 13 of Notes to Consolidated Financial Statements.

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

     During fiscal 1999, 22.7% of the Company's net sales were attributable to sales outside of the United States, principally in Singapore, Canada and Europe. The Company intends to expand its sales efforts outside of the United States. See Note 14 of Notes to Consolidated Financial Statements.

SALES AND MARKETING

     The Company markets its products through its own sales and marketing organization and independent manufacturers' representatives. The Company is represented by independent manufacturers' representatives located in North America, South America, Europe, Mexico, South Africa, Asia, Australia, New Zealand and the Middle East. Regional direct sales offices are located throughout North America, and in Ireland and Singapore. In addition, the Miami, Florida sales office provides sales support for Latin America. The Company's sales organization also has a support staff of sales engineers and technical service personnel responsible for technical liaison and problem solving, market research and marketing communications.

     The Company focuses on developing close relationships with customers beginning at the earliest development and design phases and continuing throughout all stages of product production. The Company identifies, develops and markets new technologies that benefit its customers and are intended to position the Company as an important source for these solutions. The Company hosts regional technology symposiums at which the Company's technical capabilities are presented to, and industry technical trends are discussed with, its customers.

SUPPLIER RELATIONSHIPS

     Historically, the majority of raw materials used in the Company's manufacture of printed circuits and components used in backplane and system assemblies have been readily available. However, product changes and the overall demand for electronic interconnect products could increase the industry's use of new laminate materials, multilayer blanks, laser drilling, mechanical drilling, non-standard surface finishes, electronic components and other materials and services, and therefore such materials and services may not be readily available to the Company in the future. The Company believes that the potential exists for a shortage of materials and services in the printed circuit and electronic assembly industries which could have a material adverse effect on the Company's manufacturing operations and future unit costs. In response to such concerns, the Company engages in the normal industry practice of maintaining primary and secondary vendors. There can be no assurance that shortages of certain types of raw materials, manufacturing services, or components or price fluctuations will not occur in the future. See Item 7, "Factors That May Affect Future Results -- Risks of Inability to Obtain Raw Materials and Components."

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

     During periods of recession or economic slowdown in the electronics industry and other periods when excess capacity exists, EMS providers and OEMs are able to negotiate lower prices, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company believes that price competition from printed circuit manufacturers in Asia and other locations with lower production costs may play an increasing role in the printed circuit markets in which the Company competes. This price competition from Asian printed circuit manufacturers may intensify as a result of economic turmoil, currency devaluations or financial market instability that many Asian countries have experienced in the past. The Company's basic interconnect technology is generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.

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

PRODUCT PROTECTION

     The Company has obtained 13 United States patents and 33 foreign patents directed to printed circuit boards and methods of manufacturing printed circuit boards which expire between the years 2009 through 2014. Although Hadco seeks to protect certain proprietary technology and other intangible assets through patents and trademark filings, it has relatively few patents and relies primarily on trade secret protection. There can be no assurance that the Company will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. The future success of the Company will depend on the continued development of processes and capabilities. The Company believes that its accumulated experience with respect to materials and process technology is also important to its operations. See Item 3, "Legal Proceedings and Claims."

RELEASED BACKLOG

     The Company's released backlog as of October 30, 1999 was $148.7 million, compared with $140.1 million as of October 31, 1998. Released backlog consists of orders for which artwork has been received, a delivery date has been scheduled and which the Company anticipates it will manufacture and deliver. The Company anticipates delivering approximately 92% of its released backlog during the first quarter of fiscal 2000. Cancellation and postponement charges, to the extent they exist with respect to released backlog, generally vary depending upon the time of cancellation or postponement, and a significant portion of the Company's released backlog at any time may be subject to cancellation or postponement without penalty. Variations in the size, timing and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements, may result in substantial fluctuations in released backlog from period to period. Accordingly, the Company believes that released backlog is not a meaningful indicator of future quarterly or annual financial results.

EMPLOYEES

     As of October 30, 1999, the Company had 7,850 employees compared to 7,673 employees as of October 31, 1998. The employees are not represented by a union, and the Company has never experienced any labor problems resulting in a work stoppage.

ENVIRONMENTAL MATTERS

     The Company is required to comply with all federal, state, county and municipal regulations regarding protection of the environment. There can be no assurance that more stringent environmental laws will not be adopted in the future and, if adopted, the costs of compliance with more stringent environmental laws could be substantial. Waste treatment and disposal are major considerations for printed circuit manufacturers. The Company uses chemicals in the manufacture of its products that are classified by the Environmental Protection Agency (EPA) as hazardous substances. The Company is aware of certain chemicals that exist in the ground at certain of its facilities. The Company has notified various governmental agencies and continues to work with them to monitor and resolve these matters. During March 1995, the Company received a Record Of Decision (ROD) from the New York State Department of Environmental Conservation (NYSDEC), regarding soil and groundwater contamination at its Owego, New York facility. Based on a Remedial Investigation and Feasibility Study (RIFS) for apparent on-site contamination at that facility and a Focused Feasibility Study (FFS), each prepared by environmental consultants of the Company, the NYSDEC has approved a remediation program of groundwater withdrawal and treatment and iterative soil flushing. The Company has executed a Modification of the Order on Consent to implement the approved ROD. Capital equipment for this remediation has already been acquired by the Company, and future operation and maintenance costs, which will be incurred and expended over the estimated life of the program of the next 28 years, are estimated at between $40,000 and $100,000 per year. In the summer of 1998, NYSDEC took additional samples from a wetland area near the Company's Owego facility. Analytical reports of earlier sediment samples indicated the presence of certain inorganics. The new samples showed elevated levels of certain metals, but NYSDEC has not made a determination as to the potential source of such metals, the remedial action to be taken, or the persons to undertake and/or pay for any remediation. There can be no assurance that the Company and/or other third parties will not be required to conduct additional investigations and remediation at that location, the costs of which are currently indeterminable due to the numerous variables described in the fourth paragraph of this "--Environmental Matters" section.

     See Item 3, "Legal Proceedings and Claims" for a discussion of certain environmental matters relating to a printed circuit manufacturing facility formerly operated by the Company in Florida.

     The Company commenced the operation of a groundwater extraction system at its Derry, New Hampshire facility to address certain groundwater contamination and groundwater migration control issues. Further investigation is underway to determine the areal extent of the groundwater contaminant plume. Because of the uncertainty regarding both the quantity of contaminants beneath the building at the site and the long-term effectiveness of the groundwater migration control system the Company has installed, it is not possible to make a reliable estimate of the length of time remedial activity will have to be performed. However, it is anticipated that the groundwater extraction system will be operated for at least 30 years. There can be no assurance that the Company will not be required to conduct additional investigations and remediation relating to the Derry facility. The total costs of such groundwater extraction system and of conducting any additional investigations and remediation relating to the Derry facility are not fully determinable due to the numerous variables described in the next paragraph.

     The Company accrues estimated costs associated with known environmental matters when such costs can be reasonably estimated. The cost estimates relating to future environmental clean-up are subject to numerous variables, the effects of which can be difficult to measure, including the stage of the environmental investigations, the nature of potential remedies, possible joint and several liability, the magnitude of possible contamination, the difficulty of determining future liability, the time over which remediation might occur, and the possible effects of changing laws and regulations.

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

     The Company plans additional capital expenditures during fiscal 2000 to further reduce air emissions and reduce waste generation. See discussion under
Item 2, "Manufacturing and Facilities" concerning the Company's capital expenditures relating to environmental control facilities and equipment, and under Item 3, "Legal Proceedings and Claims" relating to lawsuits regarding environmental matters.

ITEM 2.  MANUFACTURING AND FACILITIES

     The need for high volume production of dense multilayer printed circuits requires complex manufacturing processes and necessitates high levels of investment in facilities, materials, production processes and product design capabilities. The Company employs numerous advanced manufacturing techniques and systems including Computer Aided Manufacturing (CAM) systems, Computer Integrated Manufacturing (CIM) systems, computer controlled laser and mechanical drilling, routing and scoring systems, dry film and laser direct imaging, automated optical inspection, computer-controlled high-volume lamination in high pressure and temperature presses, computer-controlled horizontal and vertical plating systems, direct current and reverse pulse plating, high-volume liquid photoimageable solder mask surface coating, various specialty finishes, and high-density electrical testers. These techniques enable Hadco to manufacture multilayer printed circuits of consistent quality, in high volume and on a timely basis. All of the Company's production facilities are ISO9002 certified. See Item 1, "Business -- Products and Services."

     In the backplane and system assembly segment, Hadco utilizes sophisticated automated connector placement equipment and high-capability surface mount systems to meet the escalating demand for high mix, prototype and volume assemblies. The Company has also invested in the resources to facilitate materials acquisition and logistics requirements, both of which the Company considers important to maintaining competitive service levels.

     In total, the Company leases or owns approximately 1.8 million square feet of manufacturing space. The Company's significant facilities are as follows:

             FUNCTION                             LOCATION                 SQUARE FEET
             --------                ----------------------------------    -----------
Printed Circuit-Volume.............  Santa Clara and San Jose, CA            365,000
                                     Owego, NY                               292,000
                                     Phoenix, AZ                             275,000
                                     Derry, NH                               200,000
                                     Kuching, Malaysia                       180,000
                                     Hudson, NH                               67,000

Printed Circuit-Quick-Turn
  Prototype........................  Haverhill, MA                            71,000
                                     Watsonville, CA                          46,000
                                     Austin, TX                               59,000

Backplane and System Assembly......  Salem, NH                                60,000
                                     San Jose, CA                             37,000

Engineering and Administrative.....  Salem, NH                                53,000
                                     Santa Clara, CA                          30,000
                                     Limerick, Ireland                         3,700

Warehouse..........................  San Jose, CA                             51,000

     The Company owns its volume production facilities in Owego, New York, Derry, New Hampshire, Hudson, New Hampshire and Phoenix, Arizona. The Company leases its volume production and backplane and system assembly facilities in Santa Clara and San Jose, California. These facilities are located in four adjacent buildings; the leases for these four buildings expire in March 2009, and contain options to extend for up to two additional periods of five years each. The Company leases the land on which the volume production facility in Kuching, Malaysia is located for a period of 60 years, expiring in November 2055. The Hudson, New Hampshire operations are located in two separate buildings, one of which, containing 41,300 square feet, is owned by the Company, and the second of which, containing 25,400 square feet, is leased with the lease expiring in December 2000, with options to extend through December 2009.

     The Company's quick-turn prototype facility in Haverhill, Massachusetts is located in three separate buildings, two of which are covered by leases expiring in December 2003 with options to extend until December 2008, and the third of which is covered by a lease expiring in December 2003 with an option to extend until December 2013. The lease for the Watsonville, California quick-turn prototype facility expires in December 2002, with options to extend until December 2011. The lease for the quick-turn prototype facility in Austin, Texas expires in March 2004, with options to extend until March 2014.

     The lease for the backplane and system assembly facility in Salem, New Hampshire expires in May 2005, with options to extend until May 2011. The leases for the Santa Clara, California buildings include the 37,000 square feet of backplane and system assembly operations.

     The administrative and corporate offices in Salem, New Hampshire are located in three separate buildings, one of which is covered by a lease expiring in May 2003 with options to extend until May 2006, the second of which is covered by a lease expiring in May 2008 with options to extend until May 2014, and the third of which is covered by a lease expiring in July 2003, with options to extend until July 2009. The leases for the Santa Clara, California buildings include the 30,000 square feet of administrative space.

     The lease for the warehouse space in San Jose, California extends for ten years from commencement of the lease term for the entire area subject to the lease, and commencement of the lease term has not yet occurred. The Company is currently in early occupancy of 51,000 square feet of warehouse space. The lease includes one option to extend for an additional five-year term.

     Additionally, the Company owns approximately six acres of land in Salem, New Hampshire, approximately five acres of land in Derry, New Hampshire, approximately 29 acres of land in Owego, New York and approximately four acres of land in Phoenix, Arizona.

     The Company believes its facilities are currently adequate for its operating needs.

     In fiscal 1999, the Company's capital expenditures relating to its environmental control facilities and equipment totaled approximately $3.6 million. The Company estimates that it will make capital expenditures with respect to its environmental control facilities and equipment of approximately $3 million and $2 million in fiscal 2000 and 2001, respectively.

ITEM 3.  LEGAL PROCEEDINGS AND CLAIMS

     The Company is one of 33 entities which have been named as potentially responsible parties in a lawsuit pending in the federal district court of New Hampshire concerning environmental conditions at the Auburn Road, Londonderry, New Hampshire landfill site. Local, state and federal entities and certain other parties to the litigation seek contribution for past costs, totaling approximately $20 million, allegedly incurred to assess and remediate the Auburn Road site. In December 1996, following publication and comment period, the EPA amended the ROD to change the remedy at the Auburn Road site from active groundwater remediation to future monitoring. In June 1999, the Company entered into a Consent Decree with 30 of the defendants and third-party defendants. The Consent Decree was approved by the federal and state governments in December 1999, and lodged with the Court. The Court must still approve the Consent Decree. Under the terms of the Consent Decree, the Company is a cash-out party and does not have responsibility for performance of ongoing remedial or monitoring work at the site.

     From 1974 to 1980, the Company operated a printed circuit manufacturing facility in Florida as a lessee. This property is the subject of a pending lawsuit in the circuit court for Broward County, Florida (the "Florida Lawsuit") and an investigation by the Florida Department of Environmental Protection ("FDEP"). In connection with the investigation, Hadco and others have participated in alternative dispute resolution regarding the site with an independent mediator. Mediation sessions began in 1992 and continued over the next several years through May 1998. In June 1995, Hadco and Gould, Inc., another prior lessee of the site, were joined as third-party defendants in the pending Florida lawsuit by a party who had previously been named as a defendant when the Florida lawsuit was commenced in 1993 by the FDEP. As a result of the mediation, a Settlement Agreement was entered into among Hadco, Gould and the FDEP in March 1999. The third-party complaints against Hadco and Gould in the pending Florida lawsuit were dismissed. The Settlement Agreement provides that Hadco and Gould will undertake remedial action based on a Supplemental Contamination Assessment Report and a later Feasibility Study, which has been prepared by a consultant to Hadco and Gould and approved by the FDEP. The estimated cost of the recommended source removal described in the Feasibility Study is approximately $165,000, and for ongoing monitoring and remediation is approximately $2.1 million. Actual remedial activities have not yet commenced but are expected to begin in the near future.

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

     On January 12, 1998, Hadco Santa Clara received notice of the filing of a lawsuit, before the Superior Court (County of Santa Clara, California), against it by Jackie Riley, Keith Riley and Richard Riley for damages (including punitive damages) for alleged injuries suffered, including Richard Riley's cancer, as a result of the alleged emission at the Hadco Santa Clara facility of effluent from allegedly toxic and hazardous chemical substances. In October 1999, the court approved a settlement of this litigation. The Company has performed all its obligations under the settlement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended October 30, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "HDC." Prior to October 14, 1999, the Company's Common Stock was traded on the Nasdaq National Market under the symbol "HDCO." The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company's Common Stock on the Nasdaq National Market or the New York Stock Exchange, as appropriate.

                                                              HIGH    LOW
                                                              ----    ----
Fiscal 1998
  First Quarter.............................................  65 1/4  37 1/2
  Second Quarter............................................  54      35 1/2
  Third Quarter.............................................  40      17 1/2
  Fourth Quarter............................................  33 3/4  19 1/4
Fiscal 1999
  First Quarter.............................................  40 1/8  28 23/32
  Second Quarter............................................  37 3/8  24 7/16
  Third Quarter.............................................  47 1/2  27 1/4
  Fourth Quarter............................................  45 1/8  36 3/4

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

     As of January 3, 2000, there were approximately 308 holders of record of the Common Stock. On January 3, 2000, the last sale price reported on the New York Stock Exchange for the Company's Common Stock was $47.50 per share.

     Under the Company's Outside Directors Compensation Plan of 1998 (the "Outside Directors Plan"), the non-employee directors ("Non-Employee Directors") of the Company receive payment of an annual fee in the form of restricted Common Stock of the Company. Non-Employee Directors may elect to defer receipt of any such payment. Shares issued and deferred under this plan during fiscal 1999 were as follows:

                                                                          FAIR MARKET   FAIR MARKET
                                        NUMBER      NUMBER       NET       VALUE PER     VALUE OF
                                       OF SHARES   OF SHARES    SHARES     SHARE AT       SHARES
             ISSUE DATE                 ISSUED     DEFERRED    RECEIVED   ISSUE DATE      ISSUED
             ----------                ---------   ---------   --------   -----------   -----------
March 1999...........................    2,289         654      1,635       $30.56       $ 69,952
September 1999.......................    1,452         484        968        41.31         59,982
                                         -----       -----      -----                    --------
                                         3,741       1,138      2,603                    $129,934
                                         =====       =====      =====                    ========

     Each of the shares of Common Stock of the Company referenced above was issued by the Company in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act for an offering to a small number of knowledgeable persons.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data for Hadco and subsidiaries. The selected consolidated financial data for each of the years ended October 28, 1995, October 26, 1996, October 25, 1997, October 31, 1998 and October 30, 1999 have been derived from the Company's audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 FISCAL YEAR ENDED
                                          ---------------------------------------------------------------
                                          OCT. 28,    OCT. 26,      OCT. 25,      OCT. 31,      OCT. 30,
                                            1995        1996         1997(1)       1998(2)        1999
                                          --------   -----------   -----------   -----------   ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales...............................  $265,168    $350,685      $648,705      $826,359     $1,005,970
Gross profit............................    67,440      90,455       141,392       123,690        156,870
Restructuring and other non-recurring
  charges...............................        --          --            --         7,053             --
Amortization of goodwill and acquired
  intangible assets.....................        --          --         5,215         9,750         12,226
Write-off of acquired in-process
  research and development..............        --          --        78,000        63,050             --
Income (loss) from operations...........    33,906      51,532        (1,194)      (28,040)        65,966
Net income (loss).......................  $ 21,374    $ 32,014      $(36,493)     $(54,110)    $   21,964
Net income (loss) per share:
  Basic.................................  $   2.18    $   3.12      $  (3.18)     $  (4.09)    $     1.62
  Diluted...............................  $   1.98    $   2.89      $  (3.18)     $  (4.09)    $     1.60
Weighted average shares outstanding:
  Basic.................................     9,805      10,245        11,458        13,216         13,533
  Diluted...............................    10,806      11,084        11,458        13,216         13,751

                                                                  AS OF
                                           ----------------------------------------------------
                                           OCT. 28,   OCT. 26,   OCT. 25,   OCT. 31,   OCT. 30,
                                             1995       1996       1997       1998       1999
                                           --------   --------   --------   --------   --------
                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital..........................  $ 41,043   $ 43,561   $ 53,693   $ 91,830   $ 47,781
Total assets.............................   162,991    219,501    502,517    743,825    724,823
Long-term debt and capital lease
  obligations............................     2,387      1,515    109,716    354,291    278,309
Stockholders' investment.................   100,774    138,841    239,912    191,549    219,009

---------------
(1) Net loss for the year ended October 25, 1997 includes a non-recurring write-off of $78.0 million relating to the Zycon Acquisition for acquired in-process research and development. Excluding the non-recurring write-off, income from operations was $76.8 million, net income was $41.5 million and diluted net income per share was $3.48 (based on weighted average shares outstanding of approximately 11,942,000).

(2) Net loss for the year ended October 31, 1998 includes restructuring and other non-recurring charges amounting to $7.1 million pre-tax, and $4.2 million after tax, and a non-recurring write-off of $63.0 million, pre-tax and after tax, relating to the Continental Acquisition for acquired in-process research and development. Excluding the non-recurring write-offs, income from operations was $42.1 million, net income was $13.2 million and diluted net income per share was $0.97 (based on weighted average shares outstanding of approximately 13,537,000).

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

ACQUISITIONS

     On January 10, 1997, the Company acquired all of the outstanding capital stock of Zycon. The acquisition added facilities for volume production of multilayer printed circuits and backplane and system assemblies in the Silicon Valley area, a quick-turn prototype and design facility in Massachusetts, and a newly constructed facility for volume production of printed circuits in Malaysia. Hadco acquired Zycon for approximately $212 million (including acquisition costs) and recorded the acquisition under the purchase method of accounting. As a result, a purchase price premium of approximately $182 million was recorded on the transaction. A significant portion of the purchase price was identified in an independent appraisal, using proven valuation procedures and techniques, as intangible assets. These intangible assets included approximately $78 million for acquired in-process research and development ("in-process R&D") for projects that did not have future alternative uses. This allocation represents the estimated fair market value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the in-process R&D had no alternative future uses. Accordingly, these costs were written off in the fiscal quarter ended January 25, 1997. The remaining premium of approximately $104 million was allocated to identifiable intangibles and goodwill, and is being written off over 12 to 30 years, with an average amortization period of 17 years. The acquisition was financed with borrowings under the Credit Facility, plus existing cash and equivalents.

     On March 20, 1998, the Company acquired all of the outstanding capital stock of Continental, further broadening Hadco's product and service capabilities. The acquisition added a facility for volume production of multilayer printed circuits in Phoenix, Arizona, a quick-turn prototype facility in Austin, Texas, a flexible printed circuit facility in California (which was sold on April 30, 1999) and printed circuit engineering and design sites in California, Texas and Colorado. Hadco acquired Continental for approximately $190 million (including acquisition costs) and recorded the acquisition under the purchase method of accounting. As a result, a purchase price premium of $165 million was recorded on the transaction. A significant portion of the purchase price was identified in an independent appraisal, using proven valuation procedures and techniques, as intangible assets. These intangible assets included approximately $63 million for in-process R&D for projects that did not have future alternative uses. This allocation represents the estimated fair market value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the in-process R&D had no alternative future uses. Accordingly, these costs were written off in the fiscal quarter ended May 2, 1998. The remaining premium of $101.9 million was allocated to identifiable intangibles and goodwill, and is being written off over 12 to 20 years, with an average amortization period of 17 years. The acquisition was financed from borrowings under the Credit Facility.

RESULTS OF OPERATIONS

     The following table sets forth certain Consolidated Statements of Operations data and other data as a percentage of net sales. The table and the discussion below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto that appear elsewhere in this Annual Report on Form 10-K.

                                                                      FISCAL YEAR ENDED
                                                              ----------------------------------
                                                              OCT. 25,     OCT. 31,     OCT. 30,
                                                              1997(1)      1998(2)        1999
                                                              --------     --------     --------
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales...................................................  100.0%       100.0%       100.0%
Cost of sales...............................................    78.2         85.0         84.4
                                                               -----        -----        -----
Gross profit................................................    21.8         15.0         15.6
Operating expenses..........................................     9.2          8.7          7.8
Amortization of goodwill and acquired intangible assets.....     0.8          1.2          1.2
Restructuring and other non-recurring charges...............      --          0.9           --
Write-off of acquired in-process research and development...    12.0          7.6           --
                                                               -----        -----        -----
Income (loss) from operations...............................    (0.2)        (3.4)         6.6

                                                                      FISCAL YEAR ENDED
                                                              ----------------------------------
                                                              OCT. 25,     OCT. 31,     OCT. 30,
                                                              1997(1)      1998(2)        1999
                                                              --------     --------     --------
Interest income (expense) and other, net....................    (1.2)        (2.4)        (3.0)
                                                               -----        -----        -----
Income (loss) before provision for income taxes.............    (1.4)        (5.8)         3.6
Provision for income taxes..................................     4.2          0.7          1.4
                                                               -----        -----        -----
Net income (loss)...........................................    (5.6)%       (6.5)%        2.2%
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

  Fiscal Years Ended October 30, 1999 and October 31, 1998

     Net sales for fiscal 1999 increased 21.7%, or $179.6 million over net sales for fiscal 1998. The increase resulted from several factors including a full year of sales from the Continental Acquisition, which added $71.7 million to printed circuit net sales. Excluding the Continental Acquisition, printed circuit net sales increased $60.0 million in fiscal 1999 due to higher unit shipments and a shift in mix towards higher priced printed circuits with more layers and greater densities. This increase was partially offset by a 3.7% decline in average pricing for printed circuits. Backplane and system assembly net sales increased $47.9 million to $178.5 million. Backplane and system assembly net sales increased due to higher production volumes and shipments.

     The gross profit margin increased to 15.6% for fiscal 1999 from 15.0% in fiscal 1998. Improved capacity utilization from both printed circuit and assembly operations caused gross margins to increase 3.4 percentage points, and improved production efficiencies in printed circuit operations caused gross margins to increase by 0.3 percentage points. These increases in gross margin were offset by lower pricing on printed circuits, which decreased gross margins by 2.7 percentage points, and a shift in mix in assembly operations to products with higher material content which caused gross margins to decrease by 0.4 percentage points.

     Operating expenses increased by $9.3 million for fiscal 1999 over fiscal 1998. The increase was due to a full year of amortization of goodwill and purchased intangibles from the Continental Acquisition, and higher selling expenses from expanded sales coverage. Operating expenses as a percent of net sales decreased to 9.0% for fiscal 1999 versus 9.9% for fiscal 1998 due to increased net sales and the relatively fixed nature of the Company's operating expenses.

     Income from operations for the year ended October 30, 1999 increased by $94.0 million over fiscal 1998. However, fiscal 1998 income from operations was reduced by $63.0 million due to a non-recurring write-off of acquired in-process research and development recorded in connection with the Continental Acquisition. In addition, income from operations for the year ended October 31, 1998 was reduced by approximately $7.1 million for restructuring and other non-recurring charges related to the consolidation of the Company's East Coast Tech Center operations and a limited restructuring of the Company's workforce.

     Excluding the non-recurring write-off and restructuring charges during fiscal 1998, income from operations increased as a percent of net sales to 6.6% for the year ended October 30, 1999 from 5.1% in fiscal 1998. The increase resulted primarily from the same factors affecting gross profit margins plus increased leverage of operating expenses.

     Interest income decreased for the year ended October 30, 1999 as compared to the prior fiscal year due to lower average cash balances available for investing. Interest expense increased in the year ended October 30, 1999 as compared to the year ended October 31, 1998 due to a full year of interest expense on outstanding debt to finance the Continental Acquisition.

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

     The Company's effective annual income tax rate for 1998 and 1999 was 39.75%. The provision for income taxes is calculated on income before provision for taxes without taking into account the write-off of acquired in-process R&D of $63.0 million. Income before the provision for income taxes excluding the write-off would have been $14.8 million for 1998. The effective rate for both years is approximately equal to the combined federal and state statutory rates. The effective rate was increased by amortization of goodwill, which is not tax deductible, and was offset by the tax benefit of the Company's foreign sales corporation and various state investment tax credits.

  Fiscal Years Ended October 31, 1998 and October 25, 1997

     Net sales for fiscal 1998 increased 27.4%, or $177.7 million, over net sales for fiscal 1997. The increase resulted from several factors including the Continental Acquisition, which added $80.4 million to printed circuit net sales. Excluding the Continental Acquisition, printed circuit net sales increased $36.6 million, due to higher production volume and shipments as well as the shift towards printed circuits with more layers and greater densities. This increase in printed circuit net sales was partially offset by a 10.3% decrease in average pricing. Backplane and system assembly net sales increased $60.7 million to $130.6 million. Backplane and system assembly net sales increased due to higher production volume and shipments.

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

     Operating expenses, as a percent of net sales, decreased slightly to 9.9% in fiscal 1998 from 10.0% in fiscal 1997. This decrease was partially offset by goodwill and purchased intangibles amortization of $9.7 million in fiscal 1998 as compared to $5.2 million in 1997. For additional information regarding the factors affecting gross and operating margins, please see "Factors That May Affect Future Results -- Risks Relating to Fluctuations in Quarterly Operating Results," "Factors That May Affect Future Results -- Dependence on Electronics Industry" and "Factors That May Affect Future Results -- Risks Relating to the Acquisitions and the Company's Acquisition Strategy."

     Income from operations for 1998 and 1997 was reduced by $63.0 million and $78.0 million, respectively, due to non-recurring write-offs of acquired in-process R&D recorded in connection with the Acquisitions. The remaining goodwill and purchased intangibles are being amortized over 12 to 30 years, with an average amortization period of 17 years, which will reduce income from operations by approximately $12.2 million per fiscal year. In addition, income from operations for 1998 was reduced by approximately $7.1 million for restructuring and other non-recurring charges related to the consolidation of the Company's East Coast quick-turn prototype operations and limited restructuring of the Company's workforce. The limited restructuring in the third fiscal quarter temporarily reduced the Company's workforce by approximately 3%. Included in the restructuring and other charges is $2.5 million, which represents the write-down of existing assets to their net realizable value, in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. See Note 15 of Notes to the Company's Consolidated Financial Statements. Additionally, the general economic slowdown in the broad electronics industry, the economic situation in Asia, inventory levels in the end user market, customer inventory adjustments and customer product transitions negatively affected net income for fiscal 1998.

     Interest income decreased in 1998 as compared to 1997, due to lower average daily cash balances available for investing. Interest expense increased in 1998 as compared to 1997, due to an increase in outstanding debt as a result of the Acquisitions.

     The provision for income taxes is calculated on income before provision for taxes without taking into account the write-off of acquired in-process R&D. This write-off was $63.0 million and $78.0 million for 1998 and 1997, respectively. Income before the provision for income taxes excluding the write-off would have been $14.8 million and $69.2 million for 1998 and 1997, respectively. The Company's effective annual income tax rate for 1998 and 1997 was 39.75% and 40.0%, respectively. The effective rate for both years is approximately equal to the combined federal and state statutory rates. The effective rate was increased by amortization of goodwill, which is not tax deductible, and was offset by the tax benefit of the Company's foreign sales corporation and various state investment tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow from operations for fiscal 1999 was $146.2 million, an increase of $83.3 million from the prior year. This increase resulted from an increase of $22.1 million in earnings before non-cash items, the receipt of $17.5 million in income tax refunds, and improved working capital management. The increased earnings were attributable to higher net sales and increased production efficiencies. Improvements in working capital management include faster collections of accounts receivable, increased turnover of inventory, and extended credit terms with suppliers.

     Cash used in investing activities in fiscal 1999 was $71.6 million, a decrease of $204.5 million from fiscal 1998. Reduced investing activities combined with increased cash flow from operations resulted in increased cash available to reduce debt incurred to finance the Acquisitions. Debt reductions during fiscal 1999 were $77.8 million.

     At October 30, 1999, the Company had working capital of $47.8 million and a current ratio of 1.30, as compared to working capital of $91.8 million and a current ratio of 1.71 at October 31, 1998. The decrease in working capital resulted from the collection of $17.5 million in income tax refunds and improvements in working capital management that accelerated the conversion of working capital into cash, which was, in turn, used to reduce debt.

     Net cash flow from operations for fiscal 1998 was $62.9 million, an increase of $12.3 million from the prior year. This increase resulted from improved working capital management, including faster collection of accounts receivable. This increase was partially offset by a reduction in earnings before non-cash items of $4.6 million. The reduction in earnings was attributable to lower pricing and lower capacity utilization for printed circuit operations, as a result of the slowdown of the electronics industry experienced during fiscal 1998.

     Cash used in investing activities in fiscal 1998 was $276.0 million, a decrease of $0.7 million from the prior year. Fiscal 1998 investing activities included capital expenditures of $83.5 million and the Continental Acquisition for $192.5 million. These investing activities were financed from cash flow from operations plus a net increase in indebtedness of $200.9 million.

     The Company seeks to reduce reliance on debt financing and to reduce the costs associated with maintaining its Credit Facility. The Credit Facility commitment was reduced from the lesser of $288.8 million or the Borrowing Base (as defined in the Credit Facility) to the lesser of $198.8 million or the Borrowing Base, on May 14, 1999. As of October 30, 1999, the Company had $75.0 million in outstanding borrowings under the Credit Facility at a weighted average interest rate of 6.31%, with up to a maximum of $123.8 million of the Credit Facility unused and available. For a further discussion of the Credit Facility see Note 7 of Notes to the Company's Consolidated Financial Statements.

     On May 18, 1998, the Company sold $200 million aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2008 (the "Notes") to certain purchasers. The Notes were sold at a price equal to 99.66% of their principal amount. The net proceeds received by the Company from the issuance and sale of the Notes was used to repay outstanding indebtedness under the Credit Facility previously incurred to, among other things, finance the Acquisitions. On November 12, 1998, the Company consummated an exchange offer pursuant to which the Notes were exchanged for notes (with terms identical in all material respects) that were registered with the Securities and Exchange Commission. For a further discussion of the Notes, see Note 8 to the Company's Consolidated Financial Statements.

     The Company currently anticipates that its capital expenditures for fiscal 2000 will be between $90 and $100 million. At October 30, 1999, the Company had $10.6 million of future commitments to purchase manufacturing equipment and leasehold improvements. The amount of these anticipated capital expenditures may change based on future changes in business plans and conditions of the Company and changes in economic conditions.

     The Company believes its current borrowing capacity, coupled with the funds generated from the Company's operations will be sufficient to fund its anticipated working capital, capital expenditure and debt payment requirements through fiscal year 2000. Because the Company's capital requirements cannot be predicted with certainty, however, there is no assurance that the Company will not require additional financing during this period. There is no assurance that any additional financing will be available on terms satisfactory to the Company or not disadvantageous to the Company's security holders, including the holders of the Notes.

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

     The critical software systems used by the Company to run its business include MFG/PRO, PeopleSoft, Oracle, and Corsair. The Company believes that none of these applications have date-related processing issues. The Company has experienced and may continue to experience interfacing problems when upgrades are received from the vendors of these software programs.

     The Company has completed testing of its various IT systems, running programs with dates including and after the Year 2000. During these tests the Company has not experienced problems processing data or effecting transactions. The Company's internal assessment of its manufacturing equipment for Year 2000 compliance was done on a plant-by-plant basis and was completed in May 1999. Thereafter, software upgrades were installed in certain manufacturing systems. The Company has tested the new software and has not encountered date-related processing issues. There can be no assurance, however, that the Company's testing of its various IT systems and manufacturing equipment and software was sufficient to discover all Year 2000 issues. Year 2000 issues not discovered by the Company could have a material adverse effect on the Company's business, results of operation and financial condition.

     In fiscal 1999, the Company developed business continuity/contingency plans for all facilities. Such plans cover Year 2000 issues and potential disruptions. There can be no assurance that the implementation of business continuity/contingency plans developed by the Company will result in alleviation or remediation of any business interruption or disruption that the Company may experience.

     The Company has surveyed most of its suppliers, including all of its active suppliers, to determine their Year 2000 compliance status. The Company has worked with its key suppliers to obtain more detailed information about their compliance status, and has performed on-site assessment of certain critical suppliers. The Company has also completed contingency plans for addressing potential supply disruptions. There can be no assurance that the Company will not experience disruption in its supply chain, or that its contingency plans will alleviate or remedy any disruption experienced.

     To date, approximately 29,400 hours of employee time have been devoted to Year 2000 issues and approximately $5.8 million has been expended in systems upgrades directly relating to Year 2000. The source of these funds has been the working capital of the Company. Present estimates for further expenditures of both employee time and expenses to address Year 2000 matters, which include but are not limited to year-end coverage and equipment upgrades, are between 1,000 and 1,500 hours and between $75,000 and $100,000. There can be no assurance that the Company's costs relating to its Year 2000 compliance will not be greater than that currently expected.

     A software or system Year 2000 compliance failure, with respect to the Company's internal systems, software and equipment or that of third party service providers, major customers or suppliers, could prevent the Company from fulfilling customer orders. Any such failure, if not quickly remedied, would have a material adverse effect on the Company's business, results of operations, and financial condition. The lost revenues that would result from the Company's inability to operate even one of its major volume manufacturing plants for any significant period of time would have a material adverse effect on the Company.

     The Company could face an even greater risk of significant damages if the Company were to be found responsible for the shutdown of one of its customers' facilities. This could occur if the Company was unable to supply parts integral to the end products manufactured by the Company's customer. In such circumstances, the legal liability of the Company could have a material adverse effect on the Company's business, results of operations, and financial condition.

NEW ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of SFAS No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not anticipate the adoption of these Statements will have a material impact on its financial position or results of operations.

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

  Dependence on Electronics Industry

     The Company's principal customers are EMS providers and OEMs in the computing (mainly workstations, servers, mainframes, storage and notebooks), data communications/telecommunications and industrial automation industries, including process controls, automotive, medical and instrumentation. These industry segments, and the electronics industry as a whole, are characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. In addition, the electronics industry is generally subject to rapid technological change and product obsolescence. Discontinuance or modifications of products containing components manufactured by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the electronics industry is subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. A recession or any other event leading to excess capacity or a downturn in the electronics industry would likely result in intensified price competition, reduced gross margins and a decrease in unit volume, all of which would have a material adverse effect on the Company's business, financial condition and results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 1, "Business -- Markets and Customers."

  Risks Relating to Fluctuations in Quarterly Operating Results

     The Company's quarterly operating results have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. At times in the past, the Company's net sales and net income have decreased from the prior quarter. Operating results are affected by a number of factors, including the timing and volume of orders and shipments relative to the Company's manufacturing capacity, product and price competition, product mix, number of working days in a particular quarter, manufacturing process yields, the timing of expenditures in anticipation of future sales, timing of customer requests for delivery from consignment stocks, raw material and component availability, the length of sales cycles, trends in the electronics industry and general economic factors. In recent years, the Company's gross margins have varied primarily as a result of pricing, capacity utilization, product mix, lead times, volume levels and complexity of customer orders. There can be no assurance that the Company will be able to manage the utilization of manufacturing capacity or product mix in a manner that will maintain or improve gross margins. The Company's expense levels are relatively fixed and are based, in part, on expectations of future revenues. Consequently, if revenue levels are below expectations, this occurrence is likely to materially adversely affect the Company's business, financial condition and results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Risks Relating to Variability of Orders from Customers; Backlog

     The level and timing of orders placed by the Company's customers vary due to a number of factors, including customer attempts to manage inventory, changes in the customers' manufacturing strategies and variations in demand for customer products due to, among other things, technological changes, new product introductions, product life-cycles, competitive conditions or general economic conditions. Since the Company generally does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based on discussions with its customers. A substantial portion of sales in a given quarter may depend on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. The Company relies on its estimate of anticipated future volumes when making commitments regarding the level of business that it will seek and accept, the mix of products that it intends to manufacture, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. A significant portion of the Company's sales are currently made through consignment stocking programs which afford the Company's customers greater flexibility on timing of delivery of product. The Company may experience sudden drops in shipment of product from consignment stock and a corresponding decline in current revenues. A significant portion of the Company's released backlog at any time may be subject to cancellation or postponement without penalty. The Company cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in deliveries from consignment stocks or in orders by a customer or group of customers could materially adversely affect the Company's business, financial condition and results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1, "Business -- Released Backlog."

  Competition

     The electronic interconnect industry is highly fragmented and characterized by intense competition. The Company believes its major competitors are the large U.S. and international independent producers that manufacture multilayer printed circuits and provide backplane and other electronic system assemblies. Some of these competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than the Company.

     During periods of recession or economic slowdown in the electronics industry and other periods when excess capacity exists, EMS providers and OEMs are able to negotiate lower prices, which could have a material adverse effect on the Company. In addition, the Company believes that price competition from printed circuit manufacturers in Asia and other locations with lower production costs plays a significant role in the printed circuit markets in which the Company competes. The price competition from Asian printed circuit manufacturers may intensify from time to time as a result of economic turmoil, currency devaluations or financial market instability in Asian economies. Moreover the Company's basic interconnect technology is generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.

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

  Risks Relating to the Acquisitions and the Company's Acquisition Strategy

     The Company has limited experience in integrating acquired companies or technologies into its operations. Therefore, there can be no assurance that the Company will operate its acquired businesses profitably in the future. The Company expects that its gross profit margin may be lower in future fiscal quarters than has historically been the case due, in part, to the Acquisitions. Operating expenses associated with the acquired businesses may have a material adverse effect on the Company's business, financial condition and results of operations in the future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1,
"Business -- General."

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

  Risks of Inability to Manage Significant Growth

     In recent years, the Company significantly expanded its operations, including geographically, which placed, and will continue to place, significant demands on the Company's management, operational, technical and financial resources. The Acquisitions have intensified these demands. The Company expects that expansion will require additional management personnel and the development of further expertise by existing management and supervisory personnel, in order to train, motivate and manage its employees. The Company's ability to manage growth effectively, particularly given the increasing scope of its operations, will require it to continue to implement and improve its operational, financial and management information systems. The Company's failure to effectively manage future growth could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results -- Risks Relating to the Acquisitions and the Company's Acquisition Strategy" and "Factors That May Affect Future Results -- Dependence on Key Personnel."

  Risks Relating to Operation of Malaysian Facility and Asian Economic Turmoil

     Hadco Santa Clara completed construction of a volume manufacturing facility for printed circuits in Malaysia in fiscal 1997. Hadco's management has limited experience in operating foreign manufacturing facilities, and there can be no assurance that the Company will operate the facility on a profitable basis. International operations are also subject to a number of risks, including unforeseen changes in regulatory requirements, exchange rates, tariffs and other trade barriers, misappropriation of intellectual property, currency fluctuations, and political and economic instability. In recent years, Malaysia and other Asian countries have experienced economic turmoil and a significant devaluation of their local currencies. There can be no assurance that this period of Asian economic turmoil will not result in increased price competition, reduced sales by the Company's customers in Asia with a concomitant reduction in such customers' orders for the Company's products, restrictions on the transfer of funds overseas, employee turnover, labor unrest, the reversal of current policies encouraging foreign investment and trade, or other domestic Asian economic problems that could materially adversely affect the Company's business, financial condition and results of operations.

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

  Customer Concentration

     During the past several years, the Company's sales to a small number of its customers have accounted for a significant percentage of the Company's annual net sales. During fiscal 1997, 1998 and 1999, the Company's ten largest customers accounted for approximately 47%, 51% and 56% of net sales, respectively. In fiscal 1998 and 1999, Solectron accounted for approximately 17% and 15% of the net sales of the Company. The

Company has one customer that accounted for approximately 13% and 11% of consolidated accounts receivable at October 31, 1998 and October 30, 1999, respectively. Another customer accounted for 10% of consolidated accounts receivable at October 30, 1999. The Company generally does not obtain long-term purchase orders or commitments from its customers, and the orders received by the Company generally require delivery within 90 days. Given the Company's strategy of developing long-term purchasing relationships with high growth companies, the Company's dependence on a number of its most significant customers may increase. There can be no assurance that the Company will be able to identify, attract and retain customers with high growth rates or that the customers that it does attract and retain will continue to grow. Although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, the Company expects to continue to depend upon its principal customers for a significant portion of its net sales. The loss of or decrease in orders from one or more major customers or the inability or refusal of such customer to pay for such orders could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 1, "Business -- Markets and Customers" and "Factors That May Affect Future Results -- Risks Relating to Variability of Orders from Customers; Backlog."

  Manufacturing Capacity

     The Company believes its long-term competitive position depends in part on its ability to increase manufacturing capacity. The Company may obtain such additional capacity through acquisitions or expansion of its current facilities. Either approach would require substantial additional capital, and there can be no assurance that such capital will be available from cash generated by current operations. Further, there can be no assurance that the Company will be able to acquire sufficient capacity or successfully integrate and manage such additional facilities. Although the Company has historically needed to increase its manufacturing capacity, the Company believes that excess capacity may exist in the printed circuit industry. In addition, growth rates in the electronics industry as a whole have fluctuated historically. These factors could have a material adverse effect on future orders and pricing. The Company's expansion of its manufacturing capacity has significantly increased and will continue to significantly increase its fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner. The failure to obtain sufficient capacity when needed or to successfully integrate and manage additional manufacturing facilities could adversely impact the Company's relationships with its customers and materially adversely affect the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results -- Rapid Technological Change, Continuing Process Development and Potential Process Disruption" and
Item 2, "Manufacturing and Facilities."

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

     Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. The Company operates in several environmentally sensitive locations and is subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes or restrictions on discharge limits, emissions levels, permitting requirements or processes, or material storage or handling might require a high level of unplanned capital investment and/or relocation. There can be no assurance that compliance with new or existing regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. See Item 1, "Business -- Environmental Matters," Item 3, "Legal Proceedings and Claims" and Note 9 of Notes to the Company's Consolidated Financial Statements.

  Risks of Inability to Obtain Raw Materials and Components

     Although the Company does not have guaranteed sources of raw materials, production services and components utilized in its operations, it does have supply agreements with a limited number of key suppliers, and it routinely purchases raw materials, services and components from several material suppliers. Although alternative material and services suppliers are currently available, a significant unplanned event at a major supplier could have a material adverse effect on the Company's operations. The Company believes that the potential exists for shortages of materials and services in the printed circuit and electronic assembly industries, which could have a material adverse effect on the Company's manufacturing operations and future unit costs. Product changes and the overall demand for electronic interconnect products could increase the industry's use of new laminate materials, multilayer blanks, laser drilling, mechanical drilling, non-standard surface finishes, electronic components and other materials and services, and therefore such materials and services may not be readily available to the Company in the future. Electronic components used by the Company in producing backplane and system assemblies are purchased by the Company and, in certain circumstances, the Company may bear the risk of component price fluctuations. There can be no assurance that shortages of certain types of electronic components will not occur in the future. Component shortages or price fluctuations could have a material adverse effect on the Company's backplane and system assembly business, thereby materially adversely affecting the Company's business, financial condition and results of operations. See Item 1, "Business -- Supplier Relationships."

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

  Investments in Intellectual Property; Intellectual Property Protection

     The Company's success depends in part on its proprietary techniques and manufacturing expertise, particularly in the area of dense multilayer printed circuits. As of October 30, 1999, the Company had capitalized approximately $179.3 million of acquired intangible assets, consisting primarily of developed technology, customer relationships and goodwill. These intangible assets are being amortized over lives ranging from 12 to 30 years. The Company assesses the realizability and valuation of intangible assets based on the estimated cash flows to be generated by such assets. Based on its most recent analyses, the Company believes that no material impairment of intangible assets exists as of October 30, 1999. Impairment occurs when actual cash flows generated do not equal or exceed estimated cash flows. The estimated cash flows are based on assumptions the Company believes to be reasonable, but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual cash flows may vary from the projected cash flows. In such event, the Company may be required to write-off or write-down the value of assets which are impaired. Any such write-off or write-down may result in a material adverse effect on the financial condition and results of operations of the Company. See Notes 2 and 5 of Notes to the Company's Consolidated Financial Statements.

     The Company has few patents and relies primarily on trade secret protection of its intellectual property. There can be no assurance that the Company will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. In addition, litigation may be necessary to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of patent infringement. If any infringement claim is asserted against the Company, the Company may seek to obtain a license of the other party's intellectual property rights. There is no assurance that a license would be available on reasonable terms or at all. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 1, "Business Product Protection."

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts receivable, accounts payable and long-term debt obligations. The fair value of these financial instruments approximates their carrying amount, except for the 9 1/2% Senior Subordinated Notes (the Notes) at October 30, 1999. The fair market value of the Notes was $191 million with a carrying amount of $199.4 million at October 30, 1999. Although the fair market value of the Notes is less than the carrying amount, settlement at the reported fair value is not possible due to cost-prohibitive redemption premiums.

     Primary Market Risk Exposures. The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company incurs interest expense on loans made under the Credit Facility at interest rates which are fixed for a maximum of six months. At October 30, 1999, the Company's outstanding borrowings under the Credit Facility were $75.0 million, at a weighted average interest rate of 6.31%. This interest rate is a combination of three Eurodollar rate loans. The interest rates on the three Eurodollar rate loans will expire during the first quarter of fiscal 2000, at which time the Company may fix these rates for periods of one, two, three or six months. The Eurodollar Rate is subject to market risks and will fluctuate.

     Substantially all of the Company's business outside the United States is conducted in U.S. dollar denominated transactions. The Company does operate a volume manufacturing facility in Malaysia. Some of the expenses of this facility are denominated in Malaysian ringgits. Expenses denominated in ringgits include local salaries and wages, utilities and some operating supplies. The Company also funds a small sales office in Ireland, where expenses are paid in British Pounds, Irish Punts and Eurodollars. However, the Company believes that these operating expenses will not have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and the Report of Independent Public Accountants thereon are presented in the following pages. The Consolidated Financial Statements filed in Item 8 are as follows:

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   25
Consolidated Balance Sheets as of October 31, 1998 and
  October 30, 1999..........................................   26
Consolidated Statements of Operations for the years ended
  October 25, 1997, October 31, 1998 and October 30, 1999...   27
Consolidated Statements of Stockholders' Investment for the
  years ended October 25, 1997, October 31, 1998 and October
  30, 1999..................................................   28
Consolidated Statements of Cash Flows for the years ended
  October 25, 1997, October 31, 1998 and October 30, 1999...   29
Notes to Consolidated Financial Statements..................   30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hadco Corporation:

     We have audited the accompanying consolidated balance sheets of Hadco Corporation (a Massachusetts corporation) and subsidiaries as of October 31, 1998 and October 30, 1999, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended October 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hadco Corporation and subsidiaries as of October 31, 1998 and October 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 30, 1999, in conformity with generally accepted accounting principles.

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

                                          Arthur Andersen LLP

Boston, Massachusetts
November 18, 1999

                       HADCO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              OCTOBER 31,    OCTOBER 30,
                                                                 1998           1999
                                                              -----------    -----------
                                         ASSETS
Current Assets:
     Cash and cash equivalents..............................   $  7,169       $  9,078
     Accounts receivable, net of allowance of $2,129 in 1998
      and $1,478 in 1999....................................    111,094        116,580
     Inventories............................................     67,017         63,926
     Deferred tax asset.....................................     17,156         11,480
     Prepaid expenses and other current assets..............     18,666          7,688
                                                               --------       --------
          Total current assets..............................    221,102        208,752
Property, Plant and Equipment, net..........................    322,887        328,181
Acquired Intangible Assets, net.............................    191,421        179,319
Other Assets................................................      8,415          8,571
                                                               --------       --------
                                                               $743,825       $724,823
                                                               ========       ========

                        LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
     Current portion of long-term debt......................   $  4,377       $  2,515
     Accounts payable.......................................     79,350        100,100
     Accrued payroll and other employee benefits............     26,529         36,419
     Other accrued expenses.................................     19,016         21,937
                                                               --------       --------
          Total current liabilities.........................    129,272        160,971
                                                               --------       --------
Long-Term Debt, net of current portion......................    354,291        278,309
                                                               --------       --------
Deferred Tax Liability......................................     59,521         57,342
                                                               --------       --------
Other Long-Term Liabilities.................................      9,192          9,192
                                                               --------       --------
Commitments and Contingencies (Note 9)
Stockholders' Investment:
     Common stock, $.05 par value;
     Authorized -- 50,000 shares
     Issued and outstanding -- 13,366 in 1998 and 13,631 in
      1999..................................................        669            683
Paid-in capital.............................................    173,906        179,528
Deferred compensation.......................................        (44)          (184)
Retained earnings...........................................     17,018         38,982
                                                               --------       --------
          Total stockholders' investment....................    191,549        219,009
                                                               --------       --------
                                                               $743,825       $724,823
                                                               ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FOR THE YEARS ENDED
                                                           -----------------------------------------
                                                           OCTOBER 25,    OCTOBER 31,    OCTOBER 30,
                                                              1997           1998           1999
                                                           -----------    -----------    -----------
Net Sales................................................   $648,705       $826,359      $1,005,970
Cost of Sales............................................    507,313        702,669         849,100
                                                            --------       --------      ----------
Gross Profit.............................................    141,392        123,690         156,870
Operating Expenses.......................................     59,371         71,877          78,678
Restructuring and Other Non-Recurring Charges (Note
  15)....................................................         --          7,053              --
Amortization of Goodwill and Acquired Intangible
  Assets.................................................      5,215          9,750          12,226
Write-off of Acquired In-Process Research and Development
  (Note 2)...............................................     78,000         63,050              --
                                                            --------       --------      ----------
Income (Loss) from Operations............................     (1,194)       (28,040)         65,966
Interest and Other Income, net...........................      3,296          2,295           1,384
Interest Expense.........................................    (10,923)       (22,468)        (30,895)
                                                            --------       --------      ----------
Income (Loss) Before Provision for Income Taxes..........     (8,821)       (48,213)         36,455
Provision for Income Taxes...............................     27,672          5,897          14,491
                                                            --------       --------      ----------
Net Income (Loss)........................................   $(36,493)      $(54,110)     $   21,964
                                                            ========       ========      ==========
Net Income (Loss) per Share:
     Basic...............................................   $  (3.18)      $  (4.09)     $     1.62
                                                            ========       ========      ==========
     Diluted.............................................   $  (3.18)      $  (4.09)     $     1.60
                                                            ========       ========      ==========
Weighted Average Shares Outstanding:
     Basic...............................................     11,458         13,216          13,533
                                                            ========       ========      ==========
     Diluted.............................................     11,458         13,216          13,751
                                                            ========       ========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                 (IN THOUSANDS)

                                               COMMON STOCK
                                           --------------------
                                           NUMBER OF   $.05 PAR   PAID-IN      DEFERRED     RETAINED
                                            SHARES      VALUE     CAPITAL    COMPENSATION   EARNINGS
                                           ---------   --------   --------   ------------   --------
Balance, October 26, 1996................   10,382       $521     $ 30,939      $(240)      $107,621
  Terminated stock options...............       --         --           (2)         2             --
  Exercise of stock options..............      263         12        1,291         --             --
  Sale of common stock, net of offering
     costs of $1,033.....................    2,441        122      130,966         --             --
  Compensation expense associated with
     granting nonqualified stock
     options.............................       --         --           --        121             --
  Tax benefit of exercise of nonqualified
     stock options.......................       --         --        5,052         --             --
  Net loss...............................       --         --           --         --        (36,493)
                                            ------       ----     --------      -----       --------
Balance, October 25, 1997................   13,086        655      168,246       (117)        71,128
  Exercise of stock options..............      179          9        1,073         --             --
  Sale of common stock...................       40          2        1,478         --             --
  Proceeds from employee stock purchase
     plan................................       61          3        1,110         --             --
  Compensation expense associated with
     granting nonqualified stock
     options.............................       --         --           --         73             --
  Tax benefit of exercise of nonqualified
     stock options.......................       --         --        1,999         --             --
  Net loss...............................       --         --           --         --        (54,110)
                                            ------       ----     --------      -----       --------
Balance, October 31, 1998................   13,366        669      173,906        (44)        17,018
  Exercise of stock options..............      117          6          614         --             --
  Proceeds from employee stock purchase
     plan................................      136          7        3,251         --             --
  Director and executive officer stock
     grants..............................       12          1          540       (276)            --
  Compensation expense associated with
     granting nonqualified stock
     options.............................       --         --           --        136             --
  Tax benefit of exercise of nonqualified
     stock options.......................       --         --        1,217         --             --
  Net income.............................       --         --           --         --         21,964
                                            ------       ----     --------      -----       --------
Balance, October 30, 1999................   13,631       $683     $179,528      $(184)      $ 38,982
                                            ======       ====     ========      =====       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FOR THE YEARS ENDED
                                                              -----------------------------------------
                                                              OCTOBER 25,    OCTOBER 31,    OCTOBER 30,
                                                                 1997           1998           1999
                                                              -----------    -----------    -----------
Cash Flows from Operating Activities:
  Net income (loss).........................................   $(36,493)      $(54,110)      $  21,964
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities --
     Write-off of acquired in-process research and
      development...........................................     78,000         63,050              --
     Depreciation and amortization..........................     41,845         67,164          77,934
     Deferred compensation and deferred taxes...............       (873)        (1,955)         (2,043)
     Director and executive officer stock grants............         --             --             265
     Loss (Gain) on disposal of fixed assets................     (1,862)         1,840             (51)
  Changes in assets and liabilities, net of acquisitions in
     1997 and 1998 --
     Increase in accounts receivable........................    (26,762)        (2,406)         (3,502)
     Decrease (Increase) in inventories.....................    (12,824)        (9,488)          2,939
     Decrease (Increase) in prepaid expenses and other
      current assets........................................        308          1,836          (4,523)
     Decrease (Increase) in refundable taxes................      3,296         (8,348)         21,137
     Decrease (Increase) in other assets....................        385          2,811          (1,463)
     Increase in accounts payable and accrued expenses......      5,577          2,565          33,561
     Increase (Decrease) in long-term liabilities...........         70            (22)             --
                                                               --------       --------       ---------
       Net Cash Provided by Operating Activities............     50,667         62,937         146,218
                                                               --------       --------       ---------
Cash Flows from Investing Activities:
  Purchases of property, plant and equipment................    (69,851)       (83,508)        (71,791)
  Proceeds from sale of property, plant and equipment.......      2,760             --             231
  Acquisition of Zycon Corporation in 1997 and Continental
     Circuits Corp. in 1998, net of cash acquired...........   (209,661)      (192,532)             --
                                                               --------       --------       ---------
       Net Cash Used in Investing Activities................   (276,752)      (276,040)        (71,560)
                                                               --------       --------       ---------
Cash Flows from Financing Activities:
  Principal payments of long-term debt......................   (164,766)      (258,424)       (107,144)
  Net proceeds from issuance of long-term debt..............    224,954        459,289          29,300
  Proceeds from exercise of stock options...................      1,303          1,082             620
  Proceeds from employee stock purchase plan................         --          1,113           3,258
  Proceeds from the sale of common stock, net of issuance
     costs..................................................    131,088          1,480              --
  Tax benefit from exercise of nonqualified stock options...      5,052          1,999           1,217
                                                               --------       --------       ---------
       Net Cash (Used in) Provided by Financing
        Activities..........................................    197,631        206,539         (72,749)
                                                               --------       --------       ---------
Net Increase (Decrease) in Cash, Cash Equivalents and
  Short-Term Investments....................................    (28,454)        (6,564)          1,909
Cash, Cash Equivalents and Short-Term Investments, Beginning
  of Period.................................................     42,187         13,733           7,169
                                                               --------       --------       ---------
Cash, Cash Equivalents and Short-Term Investments, End of
  Period....................................................   $ 13,733       $  7,169       $   9,078
                                                               ========       ========       =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest...............................................   $ 10,270       $ 11,520       $  29,317
                                                               ========       ========       =========
     Income taxes (net of refunds)..........................   $ 21,099       $ 11,786       $   7,749
                                                               ========       ========       =========
Acquisition of Zycon Corporation in 1997 and Continental
  Circuits Corp. in 1998:
  Fair value of assets acquired.............................   $206,009       $137,623       $      --
  Liabilities assumed.......................................   (110,503)       (66,381)             --
  Cash paid.................................................   (204,885)      (186,083)             --
  Acquisition costs incurred................................     (7,600)        (4,073)             --
  Write-off of acquired in-process research and
     development............................................     78,000         63,050              --
                                                               --------       --------       ---------
  Goodwill..................................................   $(38,979)      $(55,864)      $      --
                                                               ========       ========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Hadco Corporation (the "Company" or "Hadco") was incorporated in Massachusetts in 1966. Principal products and services of the Company include:

PRINTED CIRCUITS:

     Printed circuits are the basic platform used to interconnect microprocessors, integrated circuits and other components essential to the functioning of electronic systems. The Company provides customers with printed circuit designs and fabricates the printed circuit for the customer. The design and fabricated printed circuits are sold either separately or as a complete package. The majority of printed circuits fabricated by the Company are based on designs provided by the customer.

VALUE ADDED MANUFACTURING:

     Value Added Manufacturing (VAM) consists of backplane and system assemblies. Backplane assemblies are generally larger and thicker printed circuits on which connectors are mounted to receive and interconnect printed circuits, integrated circuits and other electronic components. System assemblies include the backplane, power supply, fan card, cabling and system chassis.

     The consolidated financial statements reflect the application of certain accounting policies as described in this Note and elsewhere in the accompanying notes to consolidated financial statements.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

  Financial Instruments

     Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts receivable, accounts payable and long-term debt obligations. The fair value of these financial instruments approximates their carrying amount, except for the 9 1/2% Senior Subordinated Notes (the Notes) at October 30, 1999. The fair market value of the Notes was $191 million with a carrying amount of $199.4 million at October 30, 1999. Although the fair market value of the Notes is less than the carrying amount, settlement at the reported fair value is not possible due to prohibitive redemption premiums. See Note 8 of the Notes to the Consolidated Financial Statements.

                       HADCO CORPORATION AND SUBSIDIARIES

  Cash Equivalents

     The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of investments in money market funds and were approximately $5,850,000 and $5,881,000 as of October 31, 1998 and October 30, 1999,
respectively.

  Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. As of October 30, 1999, the Company had no significant off-balance-sheet concentrations of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, trade accounts receivable and long-term debt obligations. The Company maintains the majority of its cash and cash equivalent balances with financial institutions. The Company has not experienced any losses on these investments to date. Substantially all of the Company's accounts receivable are concentrated in the high technology and electronics industry. The Company has not experienced significant recurring losses related to receivables from individual customers or groups of customers in the high technology and electronics industry or by geographic region, although the Company has and may in the future incur a significant loss in a particular reporting period. Due to these factors, no additional credit risk beyond amounts provided for is believed by management to be inherent in the Company's accounts receivable.

  Depreciation and Amortization of Property, Plant and Equipment

     The Company provides for depreciation and amortization on a straight-line basis over the following estimated useful lives:

                                                               ESTIMATED
ASSET CLASSIFICATION                                          USEFUL LIFE
--------------------                                          -----------
Land betterments............................................  10-18 Years
Buildings and improvements..................................  10-40 Years
Machinery and equipment.....................................  3-10 Years
Furniture and fixtures......................................  5-7 Years
Computer software...........................................  3 Years
Vehicles....................................................  3-5 Years
Capital leases..............................................  Lease term

  Revenue Recognition

     The Company recognizes revenue at the time products are shipped.

  Research and Development Expenses

     The Company charges research and development expenses to operations as incurred. For the fiscal years ended October 1997, 1998 and 1999, research and development expenses were approximately $6,929,000, $6,111,000 and $5,924,000, respectively, and are included in operating expenses.

  Net Income (Loss) per Share

     The Company applies SFAS No. 128, Earnings per Share. Under SFAS No. 128, basic net income (loss) per common share is computed based on net income (loss) available to common stockholders and the weighted average number of common shares outstanding during the period. The diluted net income (loss) per

                       HADCO CORPORATION AND SUBSIDIARIES
share is computed including the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

     A reconciliation of basic and diluted shares outstanding is as follows:

                                            OCTOBER 25,    OCTOBER 31,   OCTOBER 30,
                                               1997           1998          1999
                                            -----------    -----------   -----------
                                                         (IN THOUSANDS)
Basic weighted average shares
outstanding...............................    11,458         13,216        13,533
Weighted average common equivalent
  shares..................................        --             --           218
                                              ------         ------        ------
Diluted weighted average shares
  outstanding.............................    11,458         13,216        13,751
                                              ======         ======        ======

     Diluted weighted average shares outstanding does not include 1,070,000, 1,308,000 and 655,000 common equivalent shares at October 25, 1997, October 31, 1998 and October 30, 1999, respectively, as their effect would be anti-dilutive.

  Stock-Based Compensation

     The Company applies SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair-value-based method of accounting for employee stock options and other stock-based compensation. The compensation expense arising from this method of accounting can be reflected in the financial statements or, alternatively, the pro forma net income (loss) and per share amounts effect of the fair-value-based accounting can be disclosed in the financial footnotes. The Company has adopted the disclosure-only alternative. (See Note 10, "Stockholders' Investment.")

  Foreign Currency Translation

     The financial statements of the Company's Malaysian and Irish subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of the Company's Malaysian and Irish subsidiaries is the U.S. dollar. Accordingly, all assets and liabilities of the foreign subsidiaries are translated using the exchange rate at the balance sheet date, except for prepaid expenses, equipment and improvements and stockholders' investment, which are translated at historical rates. Revenues and expenses are translated at historical rates. Translation gains and losses arising from the translations were not material to the financial statements taken as a whole. These gains and losses are included in the consolidated statements of operations, since the functional currency is the U.S. dollar for all operations.

  Reclassification

     The Company has reclassified certain prior year information to conform with the current year's presentation.

  Comprehensive Income (Loss)

     As of November 1, 1998, Hadco adopted SFAS No. 130, Reporting Comprehensive Income. This Statement established standards for reporting and display of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Hadco's comprehensive income (loss) is equal to net income (loss) for all periods presented.

                       HADCO CORPORATION AND SUBSIDIARIES

  New Accounting Standards

     In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not anticipate the adoption of these Statements to have a material impact on its financial position or results of operations.

(2) ACQUISITIONS

     On January 10, 1997 the Company acquired all of the outstanding common stock of Zycon Corporation ("Zycon") (the "Zycon Acquisition"), and on March 20, 1998, the Company acquired all of the outstanding common stock of Continental Circuits Corp. ("Continental") (the "Continental Acquisition," and together with the Zycon Acquisition, the "Acquisitions"). These Acquisitions were financed by the Company's unsecured senior revolving credit facility with a group of banks. The Company borrowed approximately $215,000,000 upon consummation of the Zycon Acquisition and approximately $220,000,000 upon consummation of the Continental Acquisition. The Acquisitions were accounted for as purchases in accordance with Accounting Principles Board Opinion (APB) No. 16 and accordingly, Zycon's and Continental's operating results since the respective dates of acquisition are included in the accompanying consolidated financial statements. In accordance with APB Opinion No. 16, the Company allocated the purchase price of the Acquisitions based on the fair value of the assets acquired and liabilities assumed. Significant portions of the purchase price of both were identified in independent appraisals, using proven valuation procedures and techniques, as intangible assets. These intangible assets include approximately $78,000,000 and $63,050,000 for Zycon and Continental, respectively, for acquired in-process research and development ("in-process R&D") for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process R&D projects. At the date of each acquisition, the development of these projects had not yet reached technological feasibility, and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the respective acquisition date.

     The aggregate purchase prices of $212,485,000 and $190,156,000, including acquisition costs, for the Zycon Acquisition and Continental Acquisition, respectively, were allocated as follows:

                                                         ZYCON     CONTINENTAL
                                                        --------   -----------
                                                            (IN THOUSANDS)
Current assets........................................  $ 41,790    $ 24,056
Property, plant and equipment.........................    95,193      67,144
Acquired intangibles..................................    65,500      46,190
In-process R&D........................................    78,000      63,050
Other assets..........................................     3,526         233
Goodwill..............................................    38,979      55,864
Liabilities assumed...................................  (110,503)    (66,381)
                                                        --------    --------
                                                        $212,485    $190,156
                                                        ========    ========

                       HADCO CORPORATION AND SUBSIDIARIES

     Unaudited pro forma operating results for the Company, assuming the Zycon Acquisition occurred on October 27, 1996 and the Continental Acquisition occurred on October 26, 1997, are as follows:

                                                            YEAR ENDED
                                                    --------------------------
                                                    OCTOBER 25,    OCTOBER 31,
                                                       1997           1998
                                                    -----------    -----------
                                                    (IN THOUSANDS, EXCEPT PER
                                                           SHARE DATA)
Net sales.........................................   $837,650       $878,311
Net income........................................     37,544          1,519
Basic net income per share........................       3.28           0.11
Diluted net income per share......................       3.14           0.11

     For purposes of these pro forma operating results, the in-process R&D for Zycon and Continental was assumed to have been written off prior to October 27, 1996 and October 26, 1997, respectively, so that the operating results presented include only recurring costs.

(3) INVENTORIES

     Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis, and consist of the following:

                                                           1998      1999
                                                          -------   -------
                                                           (IN THOUSANDS)
Raw materials...........................................  $25,856   $18,679
Work-in-process and finished goods......................   41,161    45,247
                                                          -------   -------
                                                          $67,017   $63,926
                                                          =======   =======

     The work-in-process consists of materials, labor and manufacturing overhead.

(4) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                        1998        1999
                                                      ---------   ---------
                                                         (IN THOUSANDS)
Land betterments....................................  $   5,562   $   5,562
Buildings and improvements..........................    139,164     146,435
Machinery and equipment.............................    447,340     492,318
Furniture and fixtures..............................     12,439      12,522
Computer software...................................      7,012       9,426
Vehicles............................................        668         622
Construction-in-progress............................     21,985      36,667
                                                      ---------   ---------
                                                        634,170     703,552
Accumulated depreciation and amortization...........   (311,283)   (375,371)
                                                      ---------   ---------
                                                      $ 322,887   $ 328,181
                                                      =========   =========

(5) INTANGIBLE ASSETS

     The Company assesses the realizability of long-lived and intangible assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under SFAS No. 121, the Company is required to assess the valuation of its long-lived assets, including intangible assets, based on the estimated cash flows to be generated by such assets. Based on its most recent analysis, the Company believes that no material impairment of long-lived and intangible assets exists as of

                       HADCO CORPORATION AND SUBSIDIARIES

October 30, 1999. Intangible assets are amortized on a straight-line basis, based on their estimated lives, as follows:

                                         ESTIMATED LIFE    OCTOBER 31, 1998    OCTOBER 30, 1999
                                         --------------    ----------------    ----------------
                                                                      (IN THOUSANDS)
Developed technology...................    12 years            $ 52,190            $ 52,190
  Customer relationships...............   20-25 years            37,000              37,000
  Assembled workforce..................   12-15 years            16,000              16,000
  Trade names/trademarks...............    30 years               6,500               6,500
  Goodwill.............................    20 years              94,719              94,843
                                                               --------            --------
                                                                206,409             206,533
  Less -- Accumulated amortization.....                         (14,988)            (27,214)
                                                               --------            --------
                                                               $191,421            $179,319
                                                               ========            ========

(6) INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.

     The provision for income taxes shown in the accompanying consolidated statements of operations is comprised of the following:

                                                              YEAR ENDED OCTOBER
                                                         ----------------------------
                                                          1997       1998      1999
                                                         -------    ------    -------
                                                                (IN THOUSANDS)
Federal
     Current...........................................  $24,072    $6,617    $13,495
     Deferred..........................................    1,369    (1,681)      (680)
                                                         -------    ------    -------
                                                          25,441     4,936     12,815
                                                         -------    ------    -------
State
     Current...........................................    2,273     1,307      1,728
     Deferred..........................................      (42)     (346)       (52)
                                                         -------    ------    -------
                                                           2,231       961      1,676
                                                         -------    ------    -------
                                                         $27,672    $5,897    $14,491
                                                         =======    ======    =======

     The deferred provision for income taxes results from the following:

                                                           1997      1998       1999
                                                          ------    -------    ------
                                                                (IN THOUSANDS)
Difference between book and tax depreciation............  $1,939    $ 2,559    $2,717
Deferred compensation...................................     146         66        50
Amortization of goodwill and acquired intangible
  assets................................................  (1,210)    (2,198)     (421)
Reserves and expenses recognized in different periods
  for book and tax purposes.............................     480     (2,383)   (2,849)
Other, net..............................................     (28)       (71)     (229)
                                                          ------    -------    ------
                                                          $1,327    $(2,027)   $ (732)
                                                          ======    =======    ======

                       HADCO CORPORATION AND SUBSIDIARIES

     The tax rate used in the computation of the provision for federal and state income taxes differs from the statutory federal and state rates due to the following:

                                                          1997       1998       1999
                                                          -----      -----      -----
Provision for statutory rate............................  35.00%     35.00%     35.00%
Increase in tax resulting from state income taxes, net
  of federal tax benefit................................   4.30       4.26       2.99
Tax-exempt interest income..............................  (0.30)     (0.02)     (0.01)
Amortization of goodwill................................   0.89       8.71       4.55
Foreign Sales Corporation...............................  (0.69)     (5.97)     (2.45)
Other, net..............................................   0.80      (2.23)     (0.33)
                                                          -----      -----      -----
Provision for income taxes..............................  40.00%     39.75%     39.75%
                                                          =====      =====      =====

     The provision for income taxes in 1997 and 1998 is calculated on income before provision for taxes without taking into account the write-off of acquired in-process R&D. This write-off was $78.0 million and $63.0 million for 1997 and 1998, respectively. Income before the provision for income taxes excluding the write-off would have been $69.2 million and $14.8 million for 1997 and 1998, respectively.

     The tax effects of temporary differences that give rise to significant portions of the current and long-term deferred tax asset and liability at October 31, 1998 and October 30, 1999 are as follows:

                                                        1998        1999
                                                      --------    --------
                                                         (IN THOUSANDS)
Deferred Tax Asset
  Not currently deductible reserves.................  $ 11,480    $  5,986
  Not currently deductible environmental accruals...     4,125       4,029
  Deferred compensation plans.......................     1,551       1,465
                                                      --------    --------
          Total gross deferred tax asset............    17,156      11,480
                                                      --------    --------
Deferred Tax Liability
  Acquisition related intangibles...................   (39,653)    (39,713)
  Property, plant and equipment, principally due to
     differences in depreciation....................   (19,868)    (17,629)
                                                      --------    --------
          Total gross deferred tax liability........   (59,521)    (57,342)
                                                      --------    --------
Net deferred tax liability..........................  $(42,365)   $(45,862)
                                                      ========    ========

(7) LINES OF CREDIT

     The Company's revolving line of credit with various banks is pursuant to an Amended and Restated Revolving Credit Agreement, as amended (the "Credit Facility"). The Credit Facility provides, among other things, for direct borrowings for up to the lesser of $198,750,000 or the Borrowing Base, as defined in the Credit Facility, and expires January 8, 2002. Interest on loans outstanding under the Credit Facility is payable at the Company's option at either (i) the Base Rate (as defined in the Credit Facility) or (ii) the Eurodollar Rate, plus the Applicable Eurodollar Rate Margin (both as defined in the Credit Facility). The Company is required to pay a quarterly commitment fee ranging from .2% to .375% per annum, based on certain financial ratios of the Company, of the unused commitment under the Credit Facility. The Company is also required to pay a quarterly usage fee based on an Applicable Base Rate Usage Fee Margin and an Applicable Eurodollar Rate Usage Fee Margin (both as defined in the Credit Facility). At October 31, 1998 and October 30, 1999, borrowings of $150,000,000 and $75,000,000, respectively, were outstanding under the Credit Facility at weighted average interest rates of 6.58% and 6.31%, respectively. Borrowing availability under the Credit Facility was up to a maximum amount of $123,750,000 at October 30, 1999.

                       HADCO CORPORATION AND SUBSIDIARIES

     The Credit Facility contains customary representations and warranties. The Credit Facility also contains extensive affirmative and negative covenants, including, among others, certain limits on the ability of the Company and its subsidiaries to incur indebtedness, create liens, make investments, pay dividends or other distributions, engage in mergers, consolidations, acquisitions or dispositions, enter into sale and lease-back transactions, enter into guarantees, prepay subordinated indebtedness, create any new series of capital stock or amend the terms of existing capital stock. The Credit Facility also requires the Company to maintain certain financial covenants, including maximum ratio of Consolidated Funded Debt to EBITDA, minimum interest coverage, minimum consolidated net worth and minimum fixed charge coverage. At October 30, 1999, the Company was in compliance with all loan covenants.

     The Company has a line of credit arrangement with a Malaysian bank denominated in Malaysian ringgits and U.S. dollars for aggregate borrowings of approximately $3.4 million for the purpose of acquiring land, facilities and equipment for the Company's Malaysian subsidiary. The arrangement is renewable annually. At October 30, 1999, there were no amounts outstanding under this arrangement.

(8) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                    OCTOBER
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Variable rate mortgages.....................................  $    732    $    640
Revolving credit agreement (Note 7).........................   150,000      75,000
9 1/2% senior subordinated notes due 2008...................   199,354     199,422
Obligations under capital leases with interest rates ranging
  from 7% to 7.75%..........................................     8,582       5,762
                                                              --------    --------
                                                               358,668     280,824
Less -- Current portion.....................................     4,377       2,515
                                                              --------    --------
                                                              $354,291    $278,309
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

     The Notes are guaranteed, on a senior subordinated basis, by each of the Company's U.S. Restricted Subsidiaries (as defined in the Indenture) (the "Guarantors"). The net proceeds received by the Company

                       HADCO CORPORATION AND SUBSIDIARIES
from the issuance and sale of the Notes, approximately $193.8 million, were used to repay outstanding indebtedness under the Credit Facility previously incurred to, among other things, finance the Acquisitions.

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

     Maturities of long-term debt and capital lease obligations are as follows as of October 30, 1999:

                                                                  AMOUNT
                                                              --------------
                                                              (IN THOUSANDS)
Year Ending October
     2000...................................................     $  2,515
     2001...................................................        1,589
     2002...................................................       75,092
     2003...................................................           92
     2004...................................................           92
     Thereafter.............................................      201,444
                                                                 --------
                                                                 $280,824
                                                                 ========

(9) COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases manufacturing space under noncancelable operating leases with terms expiring through 2009. Future minimum lease payments under these leases as of October 30, 1999 are as follows:

                                                                  AMOUNT
                                                              --------------
                                                              (IN THOUSANDS)
Year Ending October
     2000...................................................     $ 6,919
     2001...................................................       5,903
     2002...................................................       5,614
     2003...................................................       5,390
     2004...................................................       4,707
     Thereafter.............................................      16,771
                                                                 -------
          Future minimum lease payments.....................     $45,304
                                                                 =======

     Total rental expense of approximately $6,628,000, $9,805,000 and $9,700,000 was incurred for the fiscal years ended October 1997, 1998 and 1999, respectively.

  Environmental Matters

     During March 1995, the Company received a Record of Decision ("ROD") from the New York State Department of Environmental Conservation ("NYSDEC"), regarding soil and groundwater contamination at its Owego, New York facility. Based on a Remedial Investigation and Feasibility Study ("RIFS") for apparent on-site contamination at that facility and a Focused Feasibility Study ("FFS"), each prepared by environmental consultants of the Company, the NYSDEC has approved a remediation program of groundwater withdrawal and treatment and iterative soil flushing. The Company has executed a Modification of the Order on Consent to implement the approved ROD. Capital equipment for this remediation has already been acquired by the Company, and future operation and maintenance costs, which will be incurred and expended over the estimated life of the program of the next 28 years, are estimated at between $40,000 and $100,000 per

                       HADCO CORPORATION AND SUBSIDIARIES
year. Beginning in the summer of 1998, NYSDEC took additional samples from a wetland area near the Company's Owego facility. Analytical reports of earlier sediment samples indicated the presence of certain inorganics. The new samples showed elevated levels of certain metals, but NYSDEC has not made a determination as to the potential source of such metals, the remedial action to be taken, or the persons to undertake and/or pay for any remediation. There can be no assurance that the Company and/or other third parties will not be required to conduct additional investigations and remediation at that location, the costs of which are currently indeterminable.

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

     The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated. The cost estimates relating to future environmental clean-up are subject to numerous variables, the effects of which can be difficult to measure, including the stage of the environmental investigations, the nature of potential remedies, possible joint and several liability, the magnitude of possible contamination, the difficulty of determining future liability, the time over which remediation might occur, and the possible effects of changing laws and regulations. The total reserve for environmental matters currently identified by the Company amounted to $10.6 million at October 31, 1998 and $11.1 million at October 30, 1999. The current portion of these costs amounted to approximately $1.4 million as of October 31, 1998 and $1.9 million at October 30, 1999, and is included in other accrued expenses. The long-term portion of these costs amounted to approximately $9.2 million as of October 31, 1998 and October 30, 1999, and is reported under the caption Other Long-Term Liabilities. Based on its assessment at the current time, management estimates the cost of ultimate disposition of the known environmental matters to range from approximately $7.0 million to $12.0 million, and is expected to be spread over a number of years. Management believes the ultimate disposition of the above known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

     Included in operating expenses are charges for actual expenditures and accruals, based on estimates, for environmental matters. During fiscal 1997, 1998 and 1999, the Company made, and charged to operating expenses, actual payments of approximately $296,000, $92,000, and $260,000, respectively, for environmental matters.

  Litigation

     The Company is one of 33 entities which have been named as potentially responsible parties in a lawsuit pending in the federal district court of New Hampshire concerning environmental conditions at the Auburn Road, Londonderry, New Hampshire landfill site. Local, state and federal entities and certain other parties to the litigation seek contribution for past costs, totaling approximately $20 million, allegedly incurred to assess and remedy the Auburn Road site. In December 1996, following publication and comment period, the U.S. Environmental Protection Agency (EPA) amended the ROD to change the remedy at the Auburn Road site from active groundwater remediation to future monitoring. In June 1999, the Company entered into a Consent Decree with 30 of the defendants and third-party defendants. The Consent Decree was approved by the federal and state governments in December 1999, and lodged with the Court. The Court must still approve the

                       HADCO CORPORATION AND SUBSIDIARIES

Consent Decree. Under the terms of the Consent Decree, the Company is a cash-out party and does not have responsibility for performance of ongoing remedial or monitoring work at the site.

     From 1974 to 1980, the Company operated a printed circuit manufacturing facility in Florida as a lessee. This property is the subject of a pending lawsuit in the circuit court for Broward County, Florida (the "Florida Lawsuit") and an investigation by the Florida Department of Environmental Protection ("FDEP"). In connection with the investigation, Hadco and others have participated in alternative dispute resolution regarding the site with an independent mediator. Mediation sessions began in 1992 and continued over the next several years through May 1998. In June 1995, Hadco and Gould, Inc., another prior lessee of the site, were joined as third-party defendants in the pending Florida lawsuit by a party who had previously been named as a defendant when the Florida lawsuit was commenced in 1993 by the FDEP. As a result of the mediation, a Settlement Agreement was entered into among Hadco, Gould and the FDEP in March 1999. The third-party complaints against Hadco and Gould in the pending Florida lawsuit were dismissed. The Settlement Agreement provides that Hadco and Gould will undertake remedial action based on a Supplemental Contamination Assessment Report and a later Feasibility Study, which has been prepared by a consultant to Hadco and Gould and approved by the FDEP. The estimated cost of the recommended source removal described in the Feasibility Study is approximately $165,000, and for ongoing monitoring and remediation is approximately $2.1 million. Actual remedial activities have not yet commenced, but are expected to begin in the near future.

     In March 1993, the EPA notified Hadco Santa Clara of its potential liability for maintenance and remediation costs in connection with a hazardous waste disposal facility operated by Casmalia Resources, a California Limited Partnership, in Santa Barbara County, California. The EPA identified Hadco Santa Clara as one of the 65 generators that had disposed the greatest amounts of materials at the site. Based on the total tonnage contributed by all generators, Hadco Santa Clara's share is estimated at approximately 0.2% of the total weight.

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

     On January 12, 1998, Hadco Santa Clara received notice of the filing of a lawsuit, before the Superior Court (County of Santa Clara, California), against it by Jackie Riley, Keith Riley and Richard Riley for damages (including punitive damages) for alleged injuries suffered, including Richard Riley's cancer, as a result of the alleged emission at the Hadco Santa Clara facility of effluent from allegedly toxic and hazardous chemical substances. In October 1999, the court approved a settlement of this litigation. The Company has performed all its obligations under the settlement.

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

                       HADCO CORPORATION AND SUBSIDIARIES

  Purchase Commitments

     The Company had commitments to purchase approximately $9.2 million of manufacturing equipment and approximately $1.4 million of leasehold improvements as of October 30, 1999. The majority of these commitments is expected to be completed by the end of fiscal 2000.

(10) STOCKHOLDERS' INVESTMENT

  Employee Stock Options

     The Company has several stock option plans that provide for the granting of stock options to employees. The plans are administered by the Compensation Committee of the Board of Directors and generally provide for the granting of options at fair market value at the date of grant. The options vest over various periods not to exceed 10 years, and expire at various times not exceeding 10 years plus 90 days from the date of grant. Substantially all employee stock options granted are nonqualified stock options. The discussion below does not include the plans pursuant to which the Board of Directors has determined not to make future grants of options.

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

  The 1998 Stock Plan

     This plan provides for the granting of stock rights including options, awards, and purchases up to 1,000,000 shares of common stock at a minimum price equal to the fair market value at the date of grant. Stock rights may be granted to employees, directors, and other associated parties. Stock rights will expire as specified by the Compensation Committee, but in no case longer than 10 years from the date of grant. The Company made awards of 9,085 shares under this plan in fiscal 1999.

  Outside Directors Compensation Plan of 1998

     The Company adopted the Outside Directors Compensation Plan of 1998 (the "Directors Plan") in December 1997. The Directors Plan provides that the annual fee for the outside directors shall be paid in restricted stock, and that additional meeting fees may, at the option of the director, be paid in restricted stock. A total of 12,000 shares of common stock have been reserved for grant under the Directors Plan (as reduced by the Board of Directors from 24,000 shares). The Company issued 4,436 and 3,741 shares in fiscal 1998 and 1999, respectively, under the Directors Plan. Subject to the approval of the Outside Directors Compensation Plan of 2000 by the stockholders of the Company, the Board of Directors determined not to make future grants of shares under the Outside Directors Compensation Plan of 1998.

                       HADCO CORPORATION AND SUBSIDIARIES

  Outside Directors Compensation Plan of 2000

     The Company adopted the Outside Directors Compensation Plan of 2000 (the "Directors Plan of 2000') in December 1999 subject to stockholder approval. The Directors Plan of 2000 provides that the annual fee for the outside directors shall be paid in restricted stock, and that additional fees may, at the option of a director, be paid in restricted stock. A total of 50,000 shares of common stock have been reserved for grant under the Directors Plan of 2000, and no shares have been issued to date.

  Employee Stock Purchase Plan

     The Employee Stock Purchase Plan (the ESP Plan) was approved by the stockholders in March 1998 to allow eligible employees, as defined in the ESP Plan, to purchase shares of common stock during one or more six-month periods through payroll deductions. Shares are purchased at 85% of fair value, as defined. A total of 500,000 shares of common stock have been reserved for purchase under the ESP Plan. During fiscal 1998 and 1999, the Company issued 57,226 and 135,630 shares, respectively, under the ESP Plan. At October 30, 1999, the Company has 307,144 shares available for purchase under the ESP Plan.

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

     The following table summarizes stock option activity with respect to all stock options:

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                                NUMBER           EXERCISE        EXERCISE
                                              OF SHARES         PRICE RANGE       PRICE
                                            --------------    ---------------    --------
                                            (IN THOUSANDS)
Outstanding, October 26, 1996.............      1,108        $ 2.00 -- $31.50     $ 9.45
     Options granted......................        267         45.31 --  67.00      48.52
     Options exercised....................       (263)         2.00 --  31.50       4.98
     Options canceled.....................        (42)         2.00 --  51.88      19.68
                                                -----        ----------------     ------
Outstanding, October 25, 1997.............      1,070          2.10 --  67.00      19.87
     Options granted......................        533         31.78 --  63.50      48.47
     Options exercised....................       (179)         2.10 --  11.06       6.04
     Options canceled.....................       (116)         2.10 --  67.00      38.60
                                                -----        ----------------     ------
Outstanding, October 31, 1998.............      1,308          2.10 --  67.00      31.72
     Options granted......................        349         29.97 --  31.97      30.42
     Options exercised....................       (117)         2.10 --  31.50       5.54
     Options canceled.....................       (125)         3.60 --  67.00      40.42
                                                -----        ----------------     ------
Outstanding, October 30, 1999.............      1,415        $ 2.78 -- $67.00     $32.80
                                                =====        ================     ======

                       HADCO CORPORATION AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding and exercisable at October 30, 1999:

                                                                          WEIGHTED
                                   WEIGHTED                                AVERAGE
                                   AVERAGE      WEIGHTED                  EXERCISE
                                  REMAINING     AVERAGE                   PRICE OF
    RANGE OF         OPTIONS     CONTRACTUAL    EXERCISE     OPTIONS     EXERCISABLE
EXERCISE PRICES    OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE     OPTIONS
---------------    -----------   ------------   --------   -----------   -----------
$ 2.78--$ 4.00.....    41,665        0.60        $ 3.71       30,345       $ 3.78
  4.94--  6.69.....    22,420        2.13          5.02       22,420         5.02
  8.00-- 12.00.....   273,800        4.41          8.64      169,775         8.66
 27.00-- 38.13.....   687,025        8.08         32.50       70,185        31.44
 44.25-- 67.00.....   390,380        7.18         54.96       94,557        52.23
                    ---------                    ------      -------       ------
October 30, 1999... 1,415,290                    $32.80      387,282       $22.83
                    =========                    ======      =======       ======
October 31, 1998...                                          361,368       $13.74
                                                             =======       ======
October 25, 1997...                                          379,000       $ 7.65
                                                             =======       ======

     The Company has reserved as of October 30, 1999, a total of 2,631,325 shares of common stock for issuance under stock option plans. During fiscal 1997, 1998 and 1999, approximately $121,000, $73,000, and $136,000, respectively, were charged against income as compensation expense associated with the granting of these options.

     The Company has computed the pro forma disclosures required under SFAS No. 123 using the Black-Scholes option pricing model for all stock options and stock issuances under the Employee Stock Purchase Plan. The assumptions used, weighted average information and the pro forma effect of applying SFAS No. 123 for the years ended October 25, 1997, October 31, 1998 and October 30, 1999 are as follows:

                                              1997              1998              1999
                                         --------------    --------------    --------------
Risk-free interest rates...............  6.20% -- 6.66%    5.75% -- 6.08%    5.24% -- 6.01%
Expected dividend yield................        --                --                --
Expected lives.........................    6.77 years        6.24 years        5.36 years
Expected volatility....................      43.6%             47.0%             52.7%
Weighted average grant-date fair value
  per share of options granted during
  the period, net of an estimated
  termination rate of 32.70%...........      $26.51            $24.17            $13.55
Weighted average exercise price of
  options granted during the period,
  net of an estimated termination rate
  of 32.70%............................      $48.15            $43.76            $28.94
Weighted average remaining contractual
  life of options outstanding..........    8.66 years        8.03 years        7.01 years
Pro forma net income (loss) (in
  thousands)...........................    $(37,088)         $(55,755)          $18,813
Pro forma diluted net income (loss) per
  share................................     $(3.18)           $(4.09)            $1.37

(11) RETIREMENT PLAN

     The Hadco Corporation Retirement Plan, as amended (the "Plan") covers all employees who have completed a six-month period of service, as defined in the Plan. "Employees" exclude non-resident aliens employed outside the United States and certain leased employees. Annual profit sharing contributions are made at the discretion of the Board of Directors, but cannot exceed any of (1) the Company's current and accumulated net profit, as defined, or (2) the amount allowable as a deduction for federal income tax purposes

                       HADCO CORPORATION AND SUBSIDIARIES
or (3) the aggregate individual contribution limitations set out in the Plan. The Company provided for profit sharing contributions of $4,016,000, $1,040,000 and $1,847,000 to the Plan for the fiscal years ended October 1997, 1998 and 1999, respectively.

     The Plan permits participants to elect to have contributions made to the Plan in the form of reductions in salary under Section 401(k) of the Internal Revenue Code subject to limitations set out in the Plan. Under the Plan, the Company will match employee contributions up to 50% of the first six percent of an employee's 401(k) compensation, as defined, for any Plan year. Employee contributions become vested when made, and Company contributions become vested at the rate of 33 1/3% for each year of service with the Company. The amounts contributed by the Company as 401(k) matches against employee contributions were approximately $834,000, $3,798,000 and $5,119,000 during fiscal 1997, 1998 and
1999, respectively.

(12) QUARTERLY RESULTS (UNAUDITED)

     The following summarized unaudited results of operations for the fiscal quarters in the years ended October 1998 and 1999 have been accounted for using generally accepted principles for interim reporting purposes and include adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of results for these interim periods.

                                                         1998           1999
                                                      -----------    -----------
                                                      (IN THOUSANDS, EXCEPT PER
                                                             SHARE DATA)
First Fiscal Quarter --
     Net sales......................................   $198,276       $235,979
     Gross profit...................................     39,068         32,433
     Net income.....................................     12,127          2,014
     Diluted net income per share...................       0.90           0.15
     Diluted weighted average shares outstanding....     13,505         13,651
Second Fiscal Quarter --
     Net sales......................................   $209,587       $255,586
     Gross profit...................................     36,730         38,377
     Net income (loss)..............................    (59,739)         4,622
     Diluted net income (loss) per share............      (4.54)          0.34
     Diluted weighted average shares outstanding....     13,161         13,713
Third Fiscal Quarter --
     Net sales......................................   $201,392       $252,361
     Gross profit...................................     18,580         41,022
     Net income (loss)..............................     (6,880)         6,586
     Diluted net income (loss) per share............      (0.52)          0.48
     Diluted weighted average shares outstanding....     13,255         13,767
Fourth Fiscal Quarter --
     Net sales......................................   $217,104       $262,044
     Gross profit...................................     29,312         45,038
     Net income.....................................        382          8,742
     Diluted net income per share...................       0.03           0.63
     Diluted weighted average shares outstanding....     13,560         13,884

(13) CUSTOMERS

     During fiscal years 1997, 1998 and 1999, one customer accounted for approximately 15%, 17% and 15% of consolidated net sales, respectively. The Company's five largest customers accounted for approximately 34%, 37% and 40% of consolidated net sales during fiscal 1997, 1998 and 1999, respectively. The Company has one customer that accounted for approximately 16%, 13% and 11% of consolidated accounts receivable at

                       HADCO CORPORATION AND SUBSIDIARIES

October 25, 1997, October 31, 1998 and October 30, 1999, respectively. Another customer accounted for 10% of consolidated accounts receivable at October 30, 1999.

(14) BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

     During the fourth quarter of fiscal 1999, the Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company's businesses are internally reported as two segments. These segments, which are based on differences in products, technologies, and services, are Printed Circuits and Value Added Manufacturing (VAM). See Note 1 for a description of the products and services provided by these segments.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies described in Note 1. Hadco evaluates performance of these segments based on profit or loss from operations, not including non-recurring charges.

     Transactions between segments are recorded at fair market value. Costs of centralized sales, marketing and administration are allocated to the segments receiving benefits of the centralized function. Unallocated general corporate expenses include the elimination of inter-segment profits, the costs of executive management for the Company, plus the amortization of acquired intangibles and goodwill relating to the Acquisitions. Management does not represent that these segments, if operated independently, would report the operating income and other financial information shown.

                                                     1997        1998         1999
                                                   --------    --------    ----------
                                                             (IN THOUSANDS)
Net Sales:
     Printed Circuits............................  $598,429    $728,709    $  859,874
     VAM.........................................    69,971     130,637       178,505
     Elimination.................................   (19,695)    (32,987)      (32,409)
                                                   --------    --------    ----------
                                                   $648,705    $826,359    $1,005,970
                                                   ========    ========    ==========
Operating Income*:
     Printed Circuits............................  $ 86,229    $ 53,376    $   86,743
     VAM.........................................     4,719       7,149         7,545
     Unallocated general corporate...............   (14,142)    (18,462)      (28,322)
                                                   --------    --------    ----------
                                                   $ 76,806    $ 42,063    $   65,966
                                                   ========    ========    ==========
Identifiable Assets:
     Printed Circuits............................  $333,741    $442,972    $  462,211
     VAM.........................................    34,299      50,306        48,608
     Unallocated general corporate...............   134,477     250,547       214,004
                                                   --------    --------    ----------
                                                   $502,517    $743,825    $  724,823
                                                   ========    ========    ==========
Depreciation and Amortization:
     Printed Circuits............................  $ 34,725    $ 54,113    $   60,803
     VAM.........................................     1,045       2,424         3,235
     Unallocated general corporate...............     6,075      10,627        13,896
                                                   --------    --------    ----------
                                                   $ 41,845    $ 67,164    $   77,934
                                                   ========    ========    ==========

                       HADCO CORPORATION AND SUBSIDIARIES

                                                     1997        1998         1999
                                                   --------    --------    ----------
                                                             (IN THOUSANDS)
Capital Expenditures:
     Printed Circuits............................  $ 65,076    $ 74,664    $   66,207
     VAM.........................................     2,569       6,969         2,182
     Unallocated general corporate...............     2,206       1,875         3,402
                                                   --------    --------    ----------
                                                   $ 69,851    $ 83,508    $   71,791
                                                   ========    ========    ==========

---------------
* Excludes non-recurring charges in fiscal 1997 for the write-off of acquired in-process research and development ($78.0 million), and excludes non-recurring charges in fiscal 1998 for restructuring ($7.1 million) and the write-off of acquired in-process research and development ($63.0 million.)

     The following is a reconciliation of segment operating income to consolidated income (loss) before provision for income taxes:

                                                        1997        1998       1999
                                                       -------    --------    -------
                                                               (IN THOUSANDS)
Total operating income for reportable segments.......  $76,806    $ 42,063    $65,966
Unallocated amounts:
     Write-off of in-process R&D.....................  (78,000)    (63,050)        --
     Restructuring and non-recurring charges.........       --      (7,053)        --
     Interest and other income, net..................    3,296       2,295      1,384
     Interest expense................................  (10,923)    (22,468)   (30,895)
                                                       -------    --------    -------
Income (loss) before provision for income taxes......  $(8,821)   $(48,213)   $36,455
                                                       =======    ========    =======

     The following summarizes financial information by geographic areas:

                                                     1997        1998         1999
                                                   --------    --------    ----------
                                                             (IN THOUSANDS)
Net Sales
     United States...............................  $554,778    $648,953    $  777,414
     Canada......................................    62,224      89,224       105,109
     Europe......................................    29,703      48,623        64,637
     Asia........................................        --      35,372        49,374
     Other.......................................     2,000       4,187         9,436
                                                   --------    --------    ----------
                                                   $648,705    $826,359    $1,005,970
                                                   ========    ========    ==========
Long-lived assets
     United States...............................  $300,520    $473,694    $  466,434
     Asia........................................    35,314      49,029        49,420
     Europe......................................        --          --           217
                                                   --------    --------    ----------
                                                   $335,834    $522,723    $  516,071
                                                   ========    ========    ==========

(15) RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     On April 6, 1998, the Company announced the planned consolidation of its two East Coast quick-turn prototype facilities into the larger of the two facilities located at Haverhill, MA. The Company incurred and recorded in the fiscal quarter ended May 2, 1998 non-recurring charges in connection with the consolidation totaling $5.9 million. Non-recurring costs include costs associated with the abandonment of assets at one of the facilities. On July 31, 1998, the Company announced a limited restructuring, which temporarily reduced the Company's workforce by approximately 3%. This restructuring was in addition to the consolidation of the East Coast quick-turn prototype facilities. The cost of this limited restructuring is comprised of severance and related benefits for the terminated employees. As of October 31, 1998 the Company had recorded a liability

                       HADCO CORPORATION AND SUBSIDIARIES
for both restructurings totaling $897,000, which relates to severance and other payroll related costs, as well as lease termination costs. As of October 30, 1999, all amounts accrued for each restructuring had been paid. The component of the charges classified as restructuring-related met the criteria set forth in Emerging Issues and Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

     The components of the restructuring and other non-recurring costs during the year ended October 31, 1998 are as follows:

                                                        EAST COAST       COMPANY-
                                                         FACILITY          WIDE
                                                       CONSOLIDATION   RESTRUCTURING   TOTAL
                                                       -------------   -------------   ------
                                                                   (IN THOUSANDS)
Loss on abandonment of assets........................     $1,965          $   --       $1,965
Severance benefits and associated costs..............        130           1,105        1,235
Lease termination loss...............................      1,336              --        1,336
                                                          ------          ------       ------
          Total restructuring charges................      3,431           1,105        4,536
Other non-recurring charges..........................      2,517              --        2,517
                                                          ------          ------       ------
          Total restructuring and other charges......     $5,948          $1,105       $7,053
                                                          ======          ======       ======

     Included in the restructuring and other charges is $2.5 million, which represents the write-down of existing assets to their net realizable value, in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.

(16) SALE OF ASSETS

     On April 30, 1999, the Company sold substantially all of the assets of its Dynaflex division for approximately $2.7 million. Dynaflex's assets, liabilities and operations were not significant to the Company. Proceeds from the sale were received on May 3, 1999.

(17) SUPPLEMENTAL GUARANTORS CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

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

                       HADCO CORPORATION AND SUBSIDIARIES

      SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

                     CONSOLIDATING CONDENSED BALANCE SHEET

                                                                AS OF OCTOBER 31, 1998
                                        -----------------------------------------------------------------------
                                         GUARANTOR     NON-GUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                        SUBSIDIARIES   SUBSIDIARIES    CORPORATION     ENTRIES        TOTAL
                                        ------------   -------------   -----------   -----------   ------------
                                                                    (IN THOUSANDS)
                                                    ASSETS
Current Assets:
     Cash and cash equivalents........    $    836        $     2       $  6,331      $      --      $  7,169
     Accounts receivable, net.........      54,092          6,382         50,620             --       111,094
     Inventories......................      24,984          5,560         36,473             --        67,017
     Deferred tax asset...............          --             --         17,156             --        17,156
     Prepaid and other current
       assets.........................         999            227         17,440             --        18,666
                                          --------        -------       --------      ---------      --------
          Total current assets........      80,911         12,171        128,020             --       221,102
Property, Plant and Equipment, net....     138,912         49,029        134,946             --       322,887
Intercompany Receivable...............          --            160         91,463        (91,623)           --
Investments in Subsidiaries...........      17,895             --        267,882       (285,777)           --
Acquired Intangible Assets, net.......     191,421             --             --             --       191,421
Other Assets..........................         686             --          7,729             --         8,415
                                          --------        -------       --------      ---------      --------
                                          $429,825        $61,360       $630,040      $(377,400)     $743,825
                                          ========        =======       ========      =========      ========

                                   LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
     Current portion of long-term
       debt...........................    $  3,417        $   158       $    802      $      --      $  4,377
     Accounts payable.................      34,249          4,941         40,160             --        79,350
     Intercompany payable.............      54,523         37,100             --        (91,623)           --
     Accrued payroll and other
       employee benefits..............       3,465            160         22,904             --        26,529
     Other accrued expenses...........      18,427            265            324             --        19,016
                                          --------        -------       --------      ---------      --------
          Total current liabilities...     114,081         42,624         64,190        (91,623)      129,272
                                          --------        -------       --------      ---------      --------
Long-Term Debt, net of current
  portion.............................       3,796            230        350,265             --       354,291
                                          --------        -------       --------      ---------      --------
Deferred Tax Liability................      44,677             --         14,844             --        59,521
                                          --------        -------       --------      ---------      --------
Other Long-Term Liabilities...........          --             --          9,192             --         9,192
                                          --------        -------       --------      ---------      --------
Stockholders' Investment:
     Common stock, $0.05 par value;
       Authorized -- 50,000 shares
       Issued and
       outstanding -- 13,366..........          11         29,654            669        (29,665)          669
     Paid-in capital..................     400,616             --        173,906       (400,616)      173,906
     Deferred compensation............          --             --            (44)            --           (44)
     Retained earnings................    (133,356)       (11,148)        17,018        144,504        17,018
                                          --------        -------       --------      ---------      --------
          Total stockholders'
            investment................     267,271         18,506        191,549       (285,777)      191,549
                                          --------        -------       --------      ---------      --------
                                          $429,825        $61,360       $630,040      $(377,400)     $743,825
                                          ========        =======       ========      =========      ========

                       HADCO CORPORATION AND SUBSIDIARIES

      SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

                     CONSOLIDATING CONDENSED BALANCE SHEET

                                                          AS OF OCTOBER 30, 1999
                                ---------------------------------------------------------------------------
                                 GUARANTOR      NON-GUARANTOR      PARENT       ELIMINATION    CONSOLIDATED
                                SUBSIDIARIES    SUBSIDIARIES     CORPORATION      ENTRIES         TOTAL
                                ------------    -------------    -----------    -----------    ------------
                                                              (IN THOUSANDS)
                                                  ASSETS
Current Assets:
     Cash and cash
       equivalents............    $ (2,679)        $ 1,378        $ 10,379       $      --       $  9,078
     Accounts receivable,
       net....................      49,926           7,566          59,088              --        116,580
     Inventories..............      28,085           6,590          29,251              --         63,926
     Deferred tax asset.......          --              --          11,480              --         11,480
     Prepaid and other current
       assets.................       2,221             244           5,223              --          7,688
                                  --------         -------        --------       ---------       --------
          Total current
            assets............      77,553          15,778         115,421              --        208,752
Property, Plant and Equipment,
  net.........................     141,510          49,638         137,033              --        328,181
Intercompany Receivable.......      24,783           3,122          46,365         (74,270)            --
Investments in Subsidiaries...      12,162              --         280,444        (292,606)            --
Acquired Intangible Assets,
  net.........................     179,319              --              --              --        179,319
Other Assets..................          29              --           8,542              --          8,571
                                  --------         -------        --------       ---------       --------
                                  $435,356         $68,538        $587,805       $(366,876)      $724,823
                                  ========         =======        ========       =========       ========

                                 LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
     Current portion of
       long-term debt.........    $  2,114         $    73        $    328       $      --       $  2,515
     Accounts payable.........      41,842           5,583          52,675              --        100,100
     Intercompany payable.....      28,089          46,181              --         (74,270)            --
     Accrued payroll and other
       employee benefits......       1,628             300          34,491              --         36,419
     Other accrued expenses...      37,355              97         (15,515)             --         21,937
                                  --------         -------        --------       ---------       --------
          Total current
            liabilities.......     111,028          52,234          71,979         (74,270)       160,971
                                  --------         -------        --------       ---------       --------
Long-Term Debt, net of current
  portion.....................       3,307              43         274,959              --        278,309
                                  --------         -------        --------       ---------       --------
Deferred Tax Liability........      44,676              --          12,666              --         57,342
                                  --------         -------        --------       ---------       --------
Other Long-Term Liabilities...          --              --           9,192              --          9,192
                                  --------         -------        --------       ---------       --------
Stockholders' Investment:
     Common stock, $0.05 par
       value;
          Authorized -- 50,000
            shares
          Issued and
       outstanding -- 13,631..          11          29,655             683         (29,666)           683
     Paid-in capital..........     400,616              --         179,528        (400,616)       179,528
     Deferred compensation....          --              --            (184)             --           (184)
     Retained earnings........    (124,282)        (13,394)         38,982         137,676         38,982
                                  --------         -------        --------       ---------       --------
          Total stockholders'
            investment........     276,345          16,261         219,009        (292,606)       219,009
                                  --------         -------        --------       ---------       --------
                                  $435,356         $68,538        $587,805       $(366,876)      $724,823
                                  ========         =======        ========       =========       ========

                       HADCO CORPORATION AND SUBSIDIARIES

      SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                                                     FOR THE YEAR ENDED OCTOBER 25, 1997
                                 ---------------------------------------------------------------------------
                                  GUARANTOR      NON-GUARANTOR      PARENT       ELIMINATION    CONSOLIDATED
                                 SUBSIDIARIES    SUBSIDIARIES     CORPORATION      ENTRIES         TOTAL
                                 ------------    -------------    -----------    -----------    ------------
                                                               (IN THOUSANDS)
Net Sales......................    $195,411         $26,411        $426,883       $               $648,705
Cost of Sales..................     164,069          18,773         324,471             --         507,313
                                   --------         -------        --------       --------        --------
     Gross Profit..............      31,342           7,638         102,412             --         141,392
Operating Expenses.............       7,606           7,696          44,069             --          59,371
Amortization of Goodwill and
  Acquired Intangible Assets...       5,215              --              --                          5,215
Write-off of Acquired
  In-Process Research and
  Development..................      78,000              --              --             --          78,000
                                   --------         -------        --------       --------        --------
Income (Loss) From
  Operations...................     (59,479)            (58)         58,343             --          (1,194)
Interest and Other Income,
  net..........................         655              --           2,641             --           3,296
Interest Expense...............      (2,003)           (557)         (8,363)            --         (10,923)
                                   --------         -------        --------       --------        --------
     Income (Loss) Before
       Provision for Income
       Taxes...................     (60,827)           (615)         52,621             --          (8,821)
Provision for Income Taxes.....       6,860             275          20,537             --          27,672
Equity in Loss of Subsidiary...      (2,852)             --         (68,577)        71,429              --
                                   --------         -------        --------       --------        --------
     Net Loss..................    $(70,539)        $  (890)       $(36,493)      $ 71,429        $(36,493)
                                   ========         =======        ========       ========        ========

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                                                     FOR THE YEAR ENDED OCTOBER 31, 1998
                                 ---------------------------------------------------------------------------
                                  GUARANTOR      NON-GUARANTOR      PARENT       ELIMINATION    CONSOLIDATED
                                 SUBSIDIARIES    SUBSIDIARIES     CORPORATION      ENTRIES         TOTAL
                                 ------------    -------------    -----------    -----------    ------------
                                                               (IN THOUSANDS)
Net Sales......................    $341,974         $35,378        $449,007       $     --        $826,359
Cost of Sales..................     306,752          35,776         360,141             --         702,669
                                   --------         -------        --------       --------        --------
     Gross Profit..............      35,222            (398)         88,866             --         123,690
Operating Expenses.............       8,189           3,828          59,860             --          71,877
Amortization of Goodwill and
  Acquired Intangible Assets...       9,750              --              --             --           9,750
Restructuring and Other Non-
  Recurring Charges............                          --           7,053             --           7,053
Write-off of Acquired
  In-Process Research and
  Development..................      63,050              --              --             --          63,050
                                   --------         -------        --------       --------        --------
     Income (Loss) From
       Operations..............     (45,767)         (4,226)         21,953             --         (28,040)
Interest and Other Income,
  net..........................        (419)          2,752          (3,250)         3,212           2,295
Interest Expense...............        (852)           (404)        (21,212)            --         (22,468)
                                   --------         -------        --------       --------        --------
     Loss Before Provision for
       Income Taxes............     (47,038)         (1,878)         (2,509)         3,212         (48,213)
Provision for Income Taxes.....      10,240             450          (4,793)            --           5,897
Equity in Loss of Subsidiary...      (5,540)             --         (59,606)        65,146              --
                                   --------         -------        --------       --------        --------
     Net Loss..................    $(62,818)        $(2,328)       $(57,322)      $ 68,358        $(54,110)
                                   ========         =======        ========       ========        ========

                       HADCO CORPORATION AND SUBSIDIARIES

      SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                                                     FOR THE YEAR ENDED OCTOBER 30, 1999
                                 ---------------------------------------------------------------------------
                                  GUARANTOR      NON-GUARANTOR      PARENT       ELIMINATION    CONSOLIDATED
                                 SUBSIDIARIES    SUBSIDIARIES     CORPORATION      ENTRIES         TOTAL
                                 ------------    -------------    -----------    -----------    ------------
                                                               (IN THOUSANDS)
Net Sales......................    $459,088         $48,875        $498,007        $    --       $1,005,970
Cost of Sales..................     403,965          48,102         397,033             --          849,100
                                   --------         -------        --------        -------       ----------
     Gross Profit..............      55,123             773         100,974             --          156,870
Operating Expenses.............       9,116           2,995          66,567             --           78,678
Amortization of Goodwill and
  Acquired Intangible Assets...      12,226              --              --             --           12,226
                                   --------         -------        --------        -------       ----------
     Income (Loss) From
       Operations..............      33,781          (2,222)         34,407             --           65,966
Interest and Other Income......        (774)            469          (1,798)         3,487            1,384
Interest Expense...............        (365)            (17)        (30,513)            --          (30,895)
                                   --------         -------        --------        -------       ----------
     Income (Loss) Before
       Provision for Income
       Taxes...................      32,642          (1,770)          2,096          3,487           36,455
Provision for Income Taxes.....      17,835             476          (3,820)            --           14,491
Equity in Income (Loss) of
  Subsidiary...................      (5,733)             --          12,561         (6,828)              --
                                   --------         -------        --------        -------       ----------
     Net Income (Loss).........    $  9,074         $(2,246)       $ 18,477        $(3,341)      $   21,964
                                   ========         =======        ========        =======       ==========

                       HADCO CORPORATION AND SUBSIDIARIES

      SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                                                          FOR THE YEAR ENDED OCTOBER 25, 1997
                                        -----------------------------------------------------------------------
                                         GUARANTOR     NON-GUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                        SUBSIDIARIES   SUBSIDIARIES    CORPORATION     ENTRIES        TOTAL
                                        ------------   -------------   -----------   -----------   ------------
                                                                    (IN THOUSANDS)
Net cash provided by (used in)
 operating activities.................    $44,591         $ 9,978       $  (3,902)       $--        $  50,667
                                          -------         -------       ---------        --         ---------
Cash Flows from Investing Activities:
     Investments in subsidiaries......      9,496             726         (10,222)       --                --
     Purchases of property, plant and
       equipment......................    (19,976)         (4,092)        (45,783)       --           (69,851)
     Proceeds from sale of property,
       plant and equipment............         --              --           2,760        --             2,760
     Foreign Sales Corp. dividend.....         --          (1,962)          1,962        --                --
     Acquisition of Zycon Corporation,
       net of cash acquired...........         --              --        (209,661)       --          (209,661)
                                          -------         -------       ---------        --         ---------
          Net cash used in investing
            activities................    (10,480)         (5,328)       (260,944)       --          (276,752)
                                          -------         -------       ---------        --         ---------
Cash Flows from Financing Activities:
     Principal payments of long-term
       debt...........................    (35,714)         (2,505)       (126,547)       --          (164,766)
     Proceeds from issuance of
       long-term debt.................         --              --         224,954        --           224,954
     Proceeds from exercise of stock
       options........................         --              --           1,303        --             1,303
     Sale of common stock, net of
       issuance costs.................         --              --         131,088        --           131,088
     Tax benefit from exercise of non-
       qualified stock options........         --              --           5,052        --             5,052
                                          -------         -------       ---------        --         ---------
          Net cash (used in) provided
            by financing activities...    (35,714)         (2,505)        235,850        --           197,631
                                          -------         -------       ---------        --         ---------
Net Increase (Decrease) in Cash, Cash
  Equivalents and Short-Term
  Investments.........................     (1,603)          2,145         (28,996)       --           (28,454)
Cash, Cash Equivalents and Short-Term
  Investments, Beginning of Period....         --             104          42,083        --            42,187
                                          -------         -------       ---------        --         ---------
Cash, Cash Equivalents and Short-Term
  Investments, End of Period..........    $(1,603)        $ 2,249       $  13,087        $--        $  13,733
                                          =======         =======       =========        ==         =========

                       HADCO CORPORATION AND SUBSIDIARIES

      SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                                                            FOR THE YEAR ENDED OCTOBER 31, 1998
                                          -----------------------------------------------------------------------
                                           GUARANTOR     NON-GUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                          SUBSIDIARIES   SUBSIDIARIES    CORPORATION     ENTRIES        TOTAL
                                          ------------   -------------   -----------   -----------   ------------
                                                                      (IN THOUSANDS)
Net cash provided by (used in) operating
 activities.............................    $65,020         $17,586       $(22,881)      $3,212       $  62,937
                                            -------         -------       --------       ------       ---------
Cash Flows from Investing Activities:
     Foreign Sales Corp. dividend.......         --          (3,212)         3,212           --              --
     Purchases of property, plant and
       equipment........................    (21,867)        (19,764)       (41,877)          --         (83,508)
     Investments in subsidiaries........         --           3,212             --       (3,212)             --
     Acquisition of Continental Circuits
       Corp., net of cash acquired......         --              --       (192,532)          --        (192,532)
                                            -------         -------       --------       ------       ---------
          Net cash used in investing
            activities..................    (21,867)        (19,764)      (231,197)      (3,212)       (276,040)
                                            -------         -------       --------       ------       ---------
Cash Flows from Financing Activities:
     Principal payments of long-term
       debt.............................    (40,714)            (69)      (217,641)          --        (258,424)
     Net Proceeds from issuance of
       long-term debt...................         --              --        459,289           --         459,289
     Proceeds from exercise of stock
       options..........................         --              --          1,082           --           1,082
     Proceeds from employee stock
       purchase plan....................         --              --          1,113           --           1,113
     Proceeds from the sale of common
       stock............................         --              --          1,480           --           1,480
     Tax benefit from exercise of stock
       options..........................         --              --          1,999           --           1,999
                                            -------         -------       --------       ------       ---------
          Net cash provided by (used in)
            financing activities........    (40,714)            (69)       247,322           --         206,539
                                            -------         -------       --------       ------       ---------
Net Increase (Decrease) in Cash, Cash
  Equivalents and Short-Term
  Investments...........................      2,439          (2,247)        (6,756)          --          (6,564)
                                            -------         -------       --------       ------       ---------
Cash, Cash Equivalents and Short-Term
  Investments, Beginning of Period......     (1,603)          2,249         13,087           --          13,733
                                            -------         -------       --------       ------       ---------
Cash, Cash Equivalents and Short-Term
  Investments, End of Period............    $   836         $     2       $  6,331       $   --       $   7,169
                                            =======         =======       ========       ======       =========

                       HADCO CORPORATION AND SUBSIDIARIES

      SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                                                           FOR THE YEAR ENDED OCTOBER 30, 1999
                                         -----------------------------------------------------------------------
                                          GUARANTOR     NON-GUARANTOR     PARENT      ELIMINATION   CONSOLIDATED
                                         SUBSIDIARIES   SUBSIDIARIES    CORPORATION     ENTRIES        TOTAL
                                         ------------   -------------   -----------   -----------   ------------
                                                                     (IN THOUSANDS)
Net cash provided by operating
 activities............................    $26,644         $8,584        $107,503       $3,487        $146,218
                                           -------         ------        --------       ------        --------
Cash Flows from Investing Activities:
     Foreign Sales Corp. dividend......         --         (3,487)          3,487           --              --
     Purchases of property, plant and
       equipment.......................    (28,496)        (6,947)        (36,348)          --         (71,791)
     Proceeds from sale of property,
       plant and equipment.............        130             11              90           --             231
     Investments in subsidiaries.......         --          3,487              --       (3,487)             --
                                           -------         ------        --------       ------        --------
          Net cash used in investing
            activities.................    (28,366)        (6,936)        (32,771)      (3,487)        (71,560)
                                           -------         ------        --------       ------        --------
Cash Flows from Financing Activities:
     Principal payments of long-term
       debt............................     (1,793)          (272)       (105,079)          --        (107,144)
     Proceeds from issuance of
       long-term debt..................         --             --          29,300           --          29,300
     Proceeds from exercise of stock
       options.........................         --             --             620           --             620
     Proceeds from the employee stock
       purchase plan...................         --             --           3,258           --           3,258
     Tax benefit from exercise of stock
       options.........................         --             --           1,217           --           1,217
                                           -------         ------        --------       ------        --------
          Net cash used in financing
            activities.................     (1,793)          (272)        (70,684)          --         (72,749)
                                           -------         ------        --------       ------        --------
Net Increase (Decrease) in Cash, Cash
  Equivalents and Short-Term
  Investments..........................     (3,515)         1,376           4,048           --           1,909
Cash, Cash Equivalents and Short-Term
  Investments, Beginning of Period.....        836              2           6,331           --           7,169
                                           -------         ------        --------       ------        --------
Cash, Cash Equivalents and Short-Term
  Investments, End of Period...........    $(2,679)        $1,378        $ 10,379       $   --        $  9,078
                                           =======         ======        ========       ======        ========

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable

                                    PART III

     Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled "Stock Performance Graph" and "Compensation Committee Report on Executive Compensation" to be incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on March 2, 2000.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on March 2, 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 30, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on March 2, 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Certain information relating to security ownership of certain beneficial owners and management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on March 2, 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information relating to certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on March 2, 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended October 30, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.  FINANCIAL STATEMENTS:

     The following consolidated financial statements are included in Item 8:

        Report of Independent Public Accountants.

        Consolidated Balance Sheets as of October 31, 1998 and October 30, 1999.

        Consolidated Statements of Operations for the years ended October 25, 1997, October 31, 1998 and October 30, 1999.

        Consolidated Statements of Stockholders' Investment for the years ended October 25, 1997, October 31, 1998 and October 30, 1999.

        Consolidated Statements of Cash Flows for the years ended October 25, 1997, October 31, 1998 and October 30, 1999.

        Notes to Consolidated Financial Statements.

     (a) 2.  FINANCIAL STATEMENT SCHEDULES:

     The following consolidated financial statement schedules are included in
Item 14(d):

        II -- Valuation and Qualifying Accounts.

        Schedules other than those listed above have been omitted since they are either not required or the information is otherwise included.

     (a) 3.  LISTING OF EXHIBITS:

EXHIBIT
-------
   3.1    --    Restated Articles of Organization of Registrant (filed as
                Exhibit 3.1 to the Registration Statement No. 333-21977 on
                Form S-3 and incorporated herein by reference).
   3.2    --    By-laws of Registrant, as amended (filed as Exhibit 3.2 to the Registration Statement No. 333-21977 on Form S-3 and
                incorporated herein by reference).
   3.3    --    Amendment to Restated Articles of Organization of Registrant
                dated March 4, 1998 (filed as Exhibit 3.1 to Quarterly
                Report on Form 10-Q, File No. 0-12102, for the quarter ended
                January 31, 1998 and incorporated herein by reference).
   4.0    --    Description of Capital Stock, contained in Article 4 of
                Registrant's Restated Articles of Organization (filed as
                Exhibit 3.1 to the Registration Statement No. 333-21977 on
                Form S-3 and incorporated herein by reference).
 *10.1    --    Registrant's December 5, 1986 Non-Qualified Stock Option
                Plan (filed as Exhibit 10.7 to Annual Report on Form 10-K,
                File No. 0-12102, for the year ended October 25, 1986 and
                incorporated herein by reference).
  10.2    --    Amendment dated as of January 9, 1986 to Lease between
                Registrant and Lupe Burgstrom dated April 30, 1984 (filed as
                Exhibit 10.79 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 25, 1986 and
                incorporated herein by reference).
  10.3    --    Amendment dated as of January 9, 1986 to Lease between
                Registrant and Freedom Associates dated May 17, 1985 (filed as Exhibit 10.80 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 25, 1986 and
                incorporated herein by reference).
  10.4    --    Amendment dated as of March 7, 1986 to Lease between
                Registrant and Freedom Associates dated December 23, 1980
                (filed as Exhibit 10.81 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 25, 1986 and
                incorporated herein by reference).
  10.5    --    Lease dated July 15, 1988 between Registrant and C&M
                Associates I (filed as Exhibit 10.67 to Annual Report on
                Form 10-K, File No. 0-12102, for the year ended October 29,
                1988 and incorporated herein by reference).

EXHIBIT
-------
 *10.6    --    Form of Stock Option Agreement under Registrant's
                Non-Qualified Stock Option Plan of September 7, 1990 (filed as Exhibit 10.68 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 27, 1990 and
                incorporated herein by reference).
  10.7    --    Loan Agreement by and between Registrant and New York State
                Urban Development Corporation ("NYSUDC"); Mortgage between
                Registrant and Tioga, Note between Registrant and NYSUDC;
                all dated as of April 10, 1991 (filed as Exhibit 10.2 to
                Quarterly Report on Form 10-Q, File No. 0-12102, for the
                quarter ended April 27, 1991 and incorporated herein by
                reference).
 *10.8    --    Form of Stock Option Agreement under Registrant's 1991
                Non-Employee Director Stock Option Plan (filed as Exhibit
                10.82 to Annual Report on Form 10-K, File No. 0-12102, for
                the year ended October 26, 1991 and incorporated herein by reference).
  10.9    --    Lease dated March 1, 1992 between Registrant and Equity
                Property Associates I (filed as Exhibit 10.65 to Annual
                Report on Form 10-K, File No. 0-12102, for the year ended
                October 31, 1992 and incorporated herein by reference).
  10.10   --    Lease dated January 13, 1995 between Registrant and Nash
                Family Investment Properties and Ballinger Properties d/b/a
                Sagamore Industrial Properties (filed as Exhibit 10.2 to
                Quarterly Report on Form 10-Q, File No. 0-12102, for the
                quarter ended January 28, 1995 and incorporated herein by
                reference).
  10.11   --    Rights Agreement dated as of August 22, 1995 between the
                Registrant and the First National Bank of Boston (filed as
                Exhibit 4.1 to Current Report on Form 8-K, File No. 0-12102,
                dated August 22, 1995 and incorporated herein by reference).
 *10.12   --    Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney (filed as Exhibit 10.49 to Annual Report on Form 10-K, File No. 0-12102, for year ended October 28,
                1995 and incorporated herein by reference).
  10.13   --    Amendment dated May 1, 1995 to lease dated March 1, 1992
                between Registrant and Equity Property Associates I (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No.
                0-12102, for the quarter ended April 27, 1996 and
                incorporated herein by reference).
  10.14   --    Lease dated November 1, 1995 between Registrant and Equity
                Property Associates I (filed as Exhibit 10.2 to Quarterly
                Report on Form 10-Q, File No. 0-12102, for the quarter ended
                April 27, 1996 and incorporated herein by reference).
  10.15   --    Lease dated November 1, 1995 between Registrant and Equity
                Property Associates I (filed as Exhibit 10.3 to Quarterly
                Report on Form 10-Q, File No. 0-12102, for the quarter ended
                April 27, 1996 and incorporated herein by reference).
  10.16   --    Amendment dated April 1, 1996 to lease dated March 1, 1992 between Registrant and Equity Property Associates I (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q, File No.
                0-12102, for the quarter ended April 27, 1996 and
                incorporated herein by reference).
 *10.17   --    Amended and Restated 1991 Non-Employee Director Stock Option
                Plan of Registrant as of December 3, 1996 (filed as Exhibit
                10.43 to Annual Report on Form 10-K, File No. 0-12102, for
                the year ended October 25, 1997 and incorporated herein by reference).
  10.18   --    Amended and Restated Revolving Credit Agreement dated as of
                December 8, 1997 between the Registrant and BankBoston, N.A.
                (filed as Exhibit 10.45 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 25, 1997 and
                incorporated herein by reference).
  10.19   --    Leases for premises located at 435-445 El Camino Real, Santa
                Clara, California, by and between Zycon Corporation and
                University Research Center and addenda thereto dated March
                1, 1988; July 8, 1988; February 27, 1989; August 30, 1989;
                May 19, 1993; and August 9, 1993 (filed as Exhibit 10.1 to the Registration Statement No. 333-21977 on Form S-3 and
                incorporated herein by reference).
  10.20   --    Provisional Lease dated November 14, 1995 for the premises located at the Muara Tebas Land of Kuching East Malaysia by and between Sudarsono Osman and Zycon Corporation Sendirian
                Berhad (filed as Exhibit 10.2 to the Registration Statement
                No. 333-21977 on Form S-3 and incorporated herein by
                reference).
  10.21   --    Construction Agreement dated August 3, 1995 by and between
                Zycon Corporation and Hiti Engineering Sdn.Bhd. (filed as
                Exhibit 10.3 to the Registration Statement No. 333-21977 on
                Form S-3 and incorporated herein by reference).
  10.22   --    Facilities Agreement dated February 9, 1996 by and among
                Zycon Corporation Sdn.Bhd., Bank Bumiputra Malaysia Berhad
                and BBMB Kewangan Berhad (filed as Exhibit 10.4 to the
                Registration Statement No. 333-21977 on Form S-3 and
                incorporated herein by reference).

EXHIBIT
-------
  10.23   --    Corporate Guarantee dated February 9, 1996 issued by Zycon
                Corporation in favor of Bank Bumiputra Malaysia Berhad and
                BBMB Kewangan Berhad (filed as Exhibit 10.5 to the
                Registration Statement No. 333-21977 on Form S-3 and
                incorporated herein by reference).
  10.24   --    Lease for the three acre premises located in Santa Clara,
                California by and between Zycon Corporation and Sobrato
                Interests III, dated January 4, 1996 (filed as Exhibit 10.6 to the Registration Statement No. 333-21977 on Form S-3 and
                incorporated herein by reference).
  10.25   --    Form of Assignment and Acceptance to Revolving Credit
                Agreement (filed as Exhibit 10.9 to the Registration
                Statement No. 333-21977 on Form S-3 and incorporated herein by reference).
 *10.26   --    Outside Directors Compensation Plan of 1998 (filed as
                Exhibit 10.1 to Quarterly Report on Form 10-Q, File No.
                0-12102, for the quarter ended January 31, 1998 and
                incorporated herein by reference).
 *10.27   --    Employee Stock Purchase Plan of November 17, 1997 (filed as
                Exhibit 10.1 to the Registration Statement No. 333-47589 on
                Form S-8 and incorporated herein by reference).
  10.28   --    First Amendment and Modification Agreement by and among the
                Registrant and BankBoston, N.A. dated as of March 19, 1998 amending the Amended and Restated Revolving Credit Agreement
                (filed as Exhibit (b)(2) to the Amendment No. 2 to the
                Schedule 14D-1 filed by the Registrant on February 20, 1998 and incorporated herein by reference).
  10.29   --    Guaranty dated as of March 19, 1998 by Hadco Acquisition
                Corp. II in favor of BankBoston, N.A. (filed as Exhibit
                (b)(3) to the Amendment No. 2 to the Schedule 14D-1 filed by the Registrant on February 20, 1998 and incorporated herein by reference).
  10.30   --    Stock Pledge Agreement dated as of March 19, 1998 by Hadco
                Acquisition Corp. II in favor of BankBoston, N.A. (filed as
                Exhibit (b)(4) to the Amendment No. 2 to the Schedule
                14D-1 filed by the Registrant on February 20, 1998 and
                incorporated herein by reference).
 *10.31   --    Form of Option Agreement under Registrant's Non-Qualified
                Stock Option Plan dated November 29, 1995, as amended and
                restated April 7, 1998 (filed as Exhibit 10.2 to Quarterly
                Report on Form 10-Q, File No. 0-12102, for the quarter ended
                May 2, 1998 and incorporated herein by reference).
 *10.32   --    Stock Purchase Agreement dated as of March 20, 1998 between
                Registrant and Frederick G. McNamee, III (filed as Exhibit
                10.3 to Quarterly Report on Form 10-Q, File No. 0-12102, for
                the quarter ended May 2, 1998 and incorporated herein by
                reference).
 *10.33   --    Employment Agreement dated as of February 17, 1998 between
                Registrant and Frederick G. McNamee, III (filed as Exhibit
                10.4 to Quarterly Report on Form 10-Q, File No. 0-12102, for
                the quarter ended May 2, 1998 and incorporated herein by
                reference).
  10.34   --    Second Amendment and Modification Agreement among Registrant and a group of Banks dated as of May 11, 1998 (filed as
                Exhibit 10.5 to Quarterly Report on Form 10-Q, File No.
                0-12102, for the quarter ended May 2, 1998 and incorporated herein by reference).
 *10.35   --    Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Andrew E. Lietz (filed as Exhibit
                10.2 to Quarterly Report Form 10-Q, File No. 0-12102, for
                the quarter ended August 1, 1998 and incorporated herein by reference).
 *10.36   --    Form of Executive Agreement dated as of July 1, 1998 by and between the Company and John D. Caruso (filed as Exhibit
                10.3 to Quarterly Report on From 10-Q, File No. 0-12102, for
                the quarter ended August 1, 1998 and incorporated herein by reference).
 *10.37   --    Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Timothy P. Losik (filed as Exhibit
                10.4 to Quarterly Report on Form 10-Q, File No. 0-12102, for
                the quarter ended August 1, 1998 and incorporated herein by reference).
 *10.38   --    Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Michael K. Sheehy (filed as Exhibit
                10.5 to Quarterly Report on Form 10-Q, File No. 0-12102, for
                the quarter ended August 1, 1998 and incorporated herein by reference).
 *10.39   --    Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Frederick G. McNamee, III (filed as
                Exhibit 10.6 to Quarterly Report on Form 10-Q, File No.
                0-12102, for the quarter ended August 1, 1998 and
                incorporated herein by reference).
 *10.40   --    Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Robert E. Snyder (filed as Exhibit
                10.7 to Quarterly Report on Form 10-Q, File No. 0-12102, for
                the quarter ended August 1, 1998 and incorporated herein by reference).

EXHIBIT
-------
  10.41   --    Indenture (including Form of Exchange Note) dated as of May
                18, 1998 by and among the Company, the Guarantors and State
                Street Bank and Trust, as Trustee (filed as Exhibit 4.1 to
                Form S-4, Registration No. 333-57467, and incorporated
                herein by reference).
  10.42   --    Registration Rights Agreement dated May 13, 1998 among the
                Company, the Guarantors, Morgan Stanley & Co. Incorporated,
                Merrill Lynch, Pierce, Fenner & Smith Incorporated,
                BancAmerica Robertson Stephens, and BT Alex Brown
                Incorporated, as initial purchasers (filed as Exhibit 4.2 to
                Form S-4, Registration No. 333-57467 and incorporated herein by reference).
  10.43   --    Placement Agreement dated May 13, 1998 by and among the
                Company, the Guarantors, Morgan Stanley & Co. Incorporated,
                Merrill Lynch, Pierce, Fenner & Smith Incorporated,
                BancAmerica Robertson Stephens, and BT Alex Brown
                Incorporated, as initial purchasers (filed as Exhibit 10.1 to Form S-4, Registration No. 333-57467 and incorporated
                herein by reference).
  10.44   --    Third Amendment and Modification Agreement dated as of
                September 14, 1998 among Registrant and a group of Banks
                (filed as Exhibit 10.5 to Form S-4, Registration No.
                333-57467 and incorporated herein by reference).
 *10.45   --    Form of Executive Agreement dated as of November 2, 1998 by and between the Company and F. Gordon Bitter (filed as
                Exhibit 10.57 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 31, 1998 and
                incorporated herein by reference).
 *10.46   --    Amended and Restated Non-Qualified Stock Option Plan dated
                September 7, 1990, dated as of April 7, 1998 (filed as
                Exhibit 10.58 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 31, 1998 and
                incorporated herein by reference).
 *10.47   --    Amended and Restated Non-Qualified Stock Option Plan dated
                November 29, 1995, dated as of July 1, 1998 (filed as
                Exhibit 10.59 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 31, 1998 and
                incorporated herein by reference).
 *10.48   --    Amendment dated as of July 1, 1998 to Option Agreement of
                Andrew E. Lietz dated April 8, 1998 (filed as Exhibit 10.60 to Annual Report on Form 10-K, File No. 0-12102, for the
                year ended October 31, 1998 and incorporated herein by
                reference).
 *10.49   --    Amendment dated as of July 1, 1998 to Option Agreement of
                Andrew E. Lietz dated February 26, 1997 (filed as Exhibit
                10.61 to Annual Report on Form 10-K, File No. 0-12102, for
                the year ended October 31, 1998 and incorporated herein by reference).
  10.50   --    Amendment dated May 29, 1998 to Lease between Registrant and
                Equity Property Associates I dated March 1, 1992 (filed as
                Exhibit 10.63 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 31, 1998 and
                incorporated herein by reference).
  10.51   --    Amendment dated May 29, 1998 to Lease between Registrant and
                Equity Property Associates I dated November 1, 1995, for 12A
                Manor Parkway, Salem, New Hampshire (filed as Exhibit 10.64 to Annual Report on Form 10-K, File No. 0-12102, for the
                year ended October 31, 1998 and incorporated herein by
                reference).
  10.52   --    Amendment No. 2 dated October 29, 1998, for 12A Manor
                Parkway, Salem, New Hampshire to Lease between Registrant
                and Manor Parkway LLC dated November 1, 1995 (filed as
                Exhibit 10.65 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 31, 1998 and
                incorporated herein by reference).
  10.53   --    Amendment dated May 29, 1998 to Lease between Registrant and
                Equity Property Associates I dated November 1, 1995, for 12B
                Manor Parkway, Salem, New Hampshire (filed as Exhibit 10.66 to Annual Report on Form 10-K, File No. 0-12102, for the
                year ended October 31, 1998 and incorporated herein by
                reference).
 *10.54   --    Hadco Corporation Executive Incentive Compensation Deferred
                Bonus Plan, as amended and restated July 1, 1998 (filed as
                Exhibit 10.67 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 31, 1998 and
                incorporated herein by reference).
 *10.55   --    Amendment to Outside Directors Compensation Plan of 1998,
                dated as of November 12, 1998 (filed as Exhibit 10.68 to
                Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1998 and incorporated herein by
                reference).
 *10.56   --    Agreement dated as of November 12, 1998 by and between the
                Company and Andrew E. Lietz (filed as Exhibit 10.69 to
                Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1998 and incorporated herein by
                reference).

EXHIBIT
-------
 *10.57   --    Form of Agreement dated as of November 12, 1998 by and
                between the Company and various employees of the Company
                (filed as Exhibit 10.70 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 31, 1998 and
                incorporated herein by reference).
 *10.58   --    Hadco Corporation 1998 Stock Plan as Amended and Restated
                March 3, 1999 (filed as Exhibit 4.4 to the Registration
                Statement No. 333-79029 on Form S-8 and incorporated herein by reference).
 *10.59   --    Form of Option Agreement under the Registrant's 1998 Stock
                Plan (filed as Exhibit 10.2 to Quarterly Report on Form
                10-Q, File No. 0-12102, for the quarter ended May 1, 1999
                and incorporated herein by reference).
 *10.60   --    Fourth Amendment and Modification Agreement dated as of
                April 30, 1999 among the Company and a group of Banks (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q, File No.
                0-12102, for the quarter ended May 1, 1999 and incorporated herein by reference).
 *10.61   --    Executive Agreement dated May 11, 1999 between the
                Registrant and William M. Beckenbaugh (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q, File No. 0-12102, for the
                quarter ended May 1, 1999 and incorporated herein by
                reference).
 *10.62   --    Executive Agreement dated August 10, 1999 between the
                Registrant and Christopher T. Mastrogiacomo (filed as
                Exhibit 10.1 to Quarterly Report on Form 10-Q, File No.
                0-12102, for the quarter ended July 31, 1999 and
                incorporated herein by reference).
 *10.63   --    Consulting Agreement dated June 21, 1999 between the
                Registrant and Patrick Sweeney.
  10.64   --    Fifth Amendment and Modification Agreement dated as of
                November 23, 1999 among the Company and a group of Banks.
  10.65   --    Hadco Corporation Retirement Plan, as Amended and Restated
                through March 3, 1999.
  10.66   --    Hadco Corporation Retirement Trust dated June 1, 1996
                between the Registrant and Fidelity Management & Trust
                Company.
  10.67   --    First Amendment to Trust Agreement between the Registrant
                and Fidelity Management & Trust Company dated as of October
                1, 1997.
  10.68   --    Second Amendment to Trust Agreement between the Registrant and Fidelity Management & Trust Company dated as of January
                15, 1998.
  10.69   --    Third Amendment to Trust Agreement between the Registrant
                and Fidelity Management & Trust Company dated as of January
                1, 1998.
  21      --    Subsidiaries of the Registrant, (filed as exhibit 21 to
                Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1998 and incorporated herein by
                reference).
  23      --    Consent of Arthur Andersen LLP.
  27      --    Financial Data Schedule.

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

                                          HADCO CORPORATION

                                          By:      /s/ ANDREW E. LIETZ
                                            ------------------------------------
                                                 ANDREW E. LIETZ, PRESIDENT
                                            CHIEF EXECUTIVE OFFICER AND DIRECTOR
Dated:  December 29, 1999

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

                     SIGNATURE                                     TITLE                         DATE
                     ---------                                     -----                         ----
              /s/ HORACE H. IRVINE II                Chairman of the Board and Director     December 29, 1999
---------------------------------------------------
               (Horace H. Irvine II)

                /s/ ANDREW E. LIETZ                  President, Chief Executive Officer     December 29, 1999
---------------------------------------------------  and Director (Principal Executive
                 (Andrew E. Lietz)                   Officer)

               /s/ F. GORDON BITTER                  Senior Vice President, Treasurer       December 29, 1999
---------------------------------------------------  and Chief Financial Officer
                (F. Gordon Bitter)                   (Principal Financial Officer and
                                                     Principal Accounting Officer)

                /s/ OLIVER O. WARD                   Director                               December 29, 1999
---------------------------------------------------
                 (Oliver O. Ward)

                 /s/ JOHN F. SMITH                   Director                               December 29, 1999
---------------------------------------------------
                  (John F. Smith)

                /s/ JOHN E. POMEROY                  Director                               December 29, 1999
---------------------------------------------------
                 (John E. Pomeroy)

                /s/ JAMES C. TAYLOR                  Director                               December 29, 1999
---------------------------------------------------
                 (James C. Taylor)

                /s/ MAURO J. WALKER                  Director                               December 29, 1999
---------------------------------------------------
                 (Mauro J. Walker)

             /s/ GILBERT M. RODDY, JR.               Director                               December 29, 1999
---------------------------------------------------
              (Gilbert M. Roddy, Jr.)

                                                                     SCHEDULE II

                       HADCO CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE     ADDITIONS
                                                      AT        CHARGED TO    DEDUCTIONS     BALANCE AT
                                                   BEGINNING    COSTS AND        FROM          END OF
                                                   OF PERIOD     EXPENSES     RESERVES(1)      PERIOD
                                                   ---------    ----------    -----------    ----------
                                                                      (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
     October 25, 1997............................   $1,100          922           (322)        $1,700
     October 31, 1998............................   $1,700          828           (399)        $2,129
     October 30, 1999............................   $2,129        1,257         (1,908)        $1,478
RESTRUCTURING ACCRUAL
     October 31, 1998............................   $   --        4,536         (3,639)        $  897
     October 30, 1999............................   $  897           --           (897)        $   --

---------------

(1) Amounts deemed uncollectible.

                                 EXHIBIT INDEX

EXHIBIT
-------
   3.1    --    Restated Articles of Organization of Registrant (filed as
                Exhibit 3.1 to the Registration Statement No. 333-21977 on
                Form S-3 and incorporated herein by reference).
   3.2    --    By-laws of Registrant, as amended (filed as Exhibit 3.2 to the Registration Statement No. 333-21977 on Form S-3 and
                incorporated herein by reference).
   3.3    --    Amendment to Restated Articles of Organization of Registrant
                dated March 4, 1998 (filed as Exhibit 3.1 to Quarterly
                Report on Form 10-Q, File No. 0-12102, for the quarter ended
                January 31, 1998 and incorporated herein by reference).
   4.0    --    Description of Capital Stock, contained in Article 4 of
                Registrant's Restated Articles of Organization (filed as
                Exhibit 3.1 to the Registration Statement No. 333-21977 on
                Form S-3 and incorporated herein by reference).
 *10.1    --    Registrant's December 5, 1986 Non-Qualified Stock Option
                Plan (filed as Exhibit 10.7 to Annual Report on Form 10-K,
                File No. 0-12102, for the year ended October 25, 1986 and
                incorporated herein by reference).
  10.2    --    Amendment dated as of January 9, 1986 to Lease between
                Registrant and Lupe Burgstrom dated April 30, 1984 (filed as
                Exhibit 10.79 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 25, 1986 and
                incorporated herein by reference).
  10.3    --    Amendment dated as of January 9, 1986 to Lease between
                Registrant and Freedom Associates dated May 17, 1985 (filed as Exhibit 10.80 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 25, 1986 and
                incorporated herein by reference).
  10.4    --    Amendment dated as of March 7, 1986 to Lease between
                Registrant and Freedom Associates dated December 23, 1980
                (filed as Exhibit 10.81 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 25, 1986 and
                incorporated herein by reference).
  10.5    --    Lease dated July 15, 1988 between Registrant and C&M
                Associates I (filed as Exhibit 10.67 to Annual Report on
                Form 10-K, File No. 0-12102, for the year ended October 29,
                1988 and incorporated herein by reference).
 *10.6    --    Form of Stock Option Agreement under Registrant's
                Non-Qualified Stock Option Plan of September 7, 1990 (filed as Exhibit 10.68 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 27, 1990 and
                incorporated herein by reference).
  10.7    --    Loan Agreement by and between Registrant and New York State
                Urban Development Corporation ("NYSUDC"); Mortgage between
                Registrant and Tioga, Note between Registrant and NYSUDC;
                all dated as of April 10, 1991 (filed as Exhibit 10.2 to
                Quarterly Report on Form 10-Q, File No. 0-12102, for the
                quarter ended April 27, 1991 and incorporated herein by
                reference).
 *10.8    --    Form of Stock Option Agreement under Registrant's 1991
                Non-Employee Director Stock Option Plan (filed as Exhibit
                10.82 to Annual Report on Form 10-K, File No. 0-12102, for
                the year ended October 26, 1991 and incorporated herein by reference).
  10.9    --    Lease dated March 1, 1992 between Registrant and Equity
                Property Associates I (filed as Exhibit 10.65 to Annual
                Report on Form 10-K, File No. 0-12102, for the year ended
                October 31, 1992 and incorporated herein by reference).
  10.10   --    Lease dated January 13, 1995 between Registrant and Nash
                Family Investment Properties and Ballinger Properties d/b/a
                Sagamore Industrial Properties (filed as Exhibit 10.2 to
                Quarterly Report on Form 10-Q, File No. 0-12102, for the
                quarter ended January 28, 1995 and incorporated herein by
                reference).
  10.11   --    Rights Agreement dated as of August 22, 1995 between the
                Registrant and the First National Bank of Boston (filed as
                Exhibit 4.1 to Current Report on Form 8-K, File No. 0-12102,
                dated August 22, 1995 and incorporated herein by reference).
 *10.12   --    Agreement dated as of August 14, 1995 between the Registrant and Patrick Sweeney (filed as Exhibit 10.49 to Annual Report on Form 10-K, File No. 0-12102, for year ended October 28,
                1995 and incorporated herein by reference).
  10.13   --    Amendment dated May 1, 1995 to lease dated March 1, 1992
                between Registrant and Equity Property Associates I (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q, File No.
                0-12102, for the quarter ended April 27, 1996 and
                incorporated herein by reference).
  10.14   --    Lease dated November 1, 1995 between Registrant and Equity
                Property Associates I (filed as Exhibit 10.2 to Quarterly
                Report on Form 10-Q, File No. 0-12102, for the quarter ended
                April 27, 1996 and incorporated herein by reference).
  10.15   --    Lease dated November 1, 1995 between Registrant and Equity
                Property Associates I (filed as Exhibit 10.3 to Quarterly
                Report on Form 10-Q, File No. 0-12102, for the quarter ended
                April 27, 1996 and incorporated herein by reference).

EXHIBIT
-------
  10.16   --    Amendment dated April 1, 1996 to lease dated March 1, 1992 between Registrant and Equity Property Associates I (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q, File No.
                0-12102, for the quarter ended April 27, 1996 and
                incorporated herein by reference).
 *10.17   --    Amended and Restated 1991 Non-Employee Director Stock Option
                Plan of Registrant as of December 3, 1996 (filed as Exhibit
                10.43 to Annual Report on Form 10-K, File No. 0-12102, for
                the year ended October 25, 1997 and incorporated herein by reference).
  10.18   --    Amended and Restated Revolving Credit Agreement dated as of
                December 8, 1997 between the Registrant and BankBoston, N.A.
                (filed as Exhibit 10.45 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 25, 1997 and
                incorporated herein by reference).
  10.19   --    Leases for premises located at 435-445 El Camino Real, Santa
                Clara, California, by and between Zycon Corporation and
                University Research Center and addenda thereto dated March
                1, 1988; July 8, 1988; February 27, 1989; August 30, 1989;
                May 19, 1993; and August 9, 1993 (filed as Exhibit 10.1 to the Registration Statement No. 333-21977 on Form S-3 and
                incorporated herein by reference).
  10.20   --    Provisional Lease dated November 14, 1995 for the premises located at the Muara Tebas Land of Kuching East Malaysia by and between Sudarsono Osman and Zycon Corporation Sendirian
                Berhad (filed as Exhibit 10.2 to the Registration Statement
                No. 333-21977 on Form S-3 and incorporated herein by
                reference).
  10.21   --    Construction Agreement dated August 3, 1995 by and between
                Zycon Corporation and Hiti Engineering Sdn.Bhd. (filed as
                Exhibit 10.3 to the Registration Statement No. 333-21977 on
                Form S-3 and incorporated herein by reference).
  10.22   --    Facilities Agreement dated February 9, 1996 by and among
                Zycon Corporation Sdn.Bhd., Bank Bumiputra Malaysia Berhad
                and BBMB Kewangan Berhad (filed as Exhibit 10.4 to the
                Registration Statement No. 333-21977 on Form S-3 and
                incorporated herein by reference).
  10.23   --    Corporate Guarantee dated February 9, 1996 issued by Zycon
                Corporation in favor of Bank Bumiputra Malaysia Berhad and
                BBMB Kewangan Berhad (filed as Exhibit 10.5 to the
                Registration Statement No. 333-21977 on Form S-3 and
                incorporated herein by reference).
  10.24   --    Lease for the three acre premises located in Santa Clara,
                California by and between Zycon Corporation and Sobrato
                Interests III, dated January 4, 1996 (filed as Exhibit 10.6 to the Registration Statement No. 333-21977 on Form S-3 and
                incorporated herein by reference).
  10.25   --    Form of Assignment and Acceptance to Revolving Credit
                Agreement (filed as Exhibit 10.9 to the Registration
                Statement No. 333-21977 on Form S-3 and incorporated herein by reference).
 *10.26   --    Outside Directors Compensation Plan of 1998 (filed as
                Exhibit 10.1 to Quarterly Report on Form 10-Q, File No.
                0-12102, for the quarter ended January 31, 1998 and
                incorporated herein by reference).
 *10.27   --    Employee Stock Purchase Plan of November 17, 1997 (filed as
                Exhibit 10.1 to the Registration Statement No. 333-47589 on
                Form S-8 and incorporated herein by reference).
  10.28   --    First Amendment and Modification Agreement by and among the
                Registrant and BankBoston, N.A. dated as of March 19, 1998 amending the Amended and Restated Revolving Credit Agreement
                (filed as Exhibit (b)(2) to the Amendment No. 2 to the
                Schedule 14D-1 filed by the Registrant on February 20, 1998 and incorporated herein by reference).
  10.29   --    Guaranty dated as of March 19, 1998 by Hadco Acquisition
                Corp. II in favor of BankBoston, N.A. (filed as Exhibit
                (b)(3) to the Amendment No. 2 to the Schedule 14D-1 filed by the Registrant on February 20, 1998 and incorporated herein by reference).
  10.30   --    Stock Pledge Agreement dated as of March 19, 1998 by Hadco
                Acquisition Corp. II in favor of BankBoston, N.A. (filed as
                Exhibit (b)(4) to the Amendment No. 2 to the Schedule
                14D-1 filed by the Registrant on February 20, 1998 and
                incorporated herein by reference).
 *10.31   --    Form of Option Agreement under Registrant's Non-Qualified
                Stock Option Plan dated November 29, 1995, as amended and
                restated April 7, 1998 (filed as Exhibit 10.2 to Quarterly
                Report on Form 10-Q, File No. 0-12102, for the quarter ended
                May 2, 1998 and incorporated herein by reference).
 *10.32   --    Stock Purchase Agreement dated as of March 20, 1998 between
                Registrant and Frederick G. McNamee, III (filed as Exhibit
                10.3 to Quarterly Report on Form 10-Q, File No. 0-12102, for
                the quarter ended May 2, 1998 and incorporated herein by
                reference).
 *10.33   --    Employment Agreement dated as of February 17, 1998 between
                Registrant and Frederick G. McNamee, III (filed as Exhibit
                10.4 to Quarterly Report on Form 10-Q, File No. 0-12102, for
                the quarter ended May 2, 1998 and incorporated herein by
                reference).
  10.34   --    Second Amendment and Modification Agreement among Registrant and a group of Banks dated as of May 11, 1998 (filed as
                Exhibit 10.5 to Quarterly Report on Form 10-Q, File No.
                0-12102, for the quarter ended May 2, 1998 and incorporated herein by reference).

EXHIBIT
-------
 *10.35   --    Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Andrew E. Lietz (filed as Exhibit
                10.2 to Quarterly Report Form 10-Q, File No. 0-12102, for
                the quarter ended August 1, 1998 and incorporated herein by reference).
 *10.36   --    Form of Executive Agreement dated as of July 1, 1998 by and between the Company and John D. Caruso (filed as Exhibit
                10.3 to Quarterly Report on From 10-Q, File No. 0-12102, for
                the quarter ended August 1, 1998 and incorporated herein by reference).
 *10.37   --    Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Timothy P. Losik (filed as Exhibit
                10.4 to Quarterly Report on Form 10-Q, File No. 0-12102, for
                the quarter ended August 1, 1998 and incorporated herein by reference).
 *10.38   --    Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Michael K. Sheehy (filed as Exhibit
                10.5 to Quarterly Report on Form 10-Q, File No. 0-12102, for
                the quarter ended August 1, 1998 and incorporated herein by reference).
 *10.39   --    Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Frederick G. McNamee, III (filed as
                Exhibit 10.6 to Quarterly Report on Form 10-Q, File No.
                0-12102, for the quarter ended August 1, 1998 and
                incorporated herein by reference).
 *10.40   --    Form of Executive Agreement dated as of July 1, 1998 by and between the Company and Robert E. Snyder (filed as Exhibit
                10.7 to Quarterly Report on Form 10-Q, File No. 0-12102, for
                the quarter ended August 1, 1998 and incorporated herein by reference).
  10.41   --    Indenture (including Form of Exchange Note) dated as of May
                18, 1998 by and among the Company, the Guarantors and State
                Street Bank and Trust, as Trustee (filed as Exhibit 4.1 to
                Form S-4, Registration No. 333-57467, and incorporated
                herein by reference).
  10.42   --    Registration Rights Agreement dated May 13, 1998 among the
                Company, the Guarantors, Morgan Stanley & Co. Incorporated,
                Merrill Lynch, Pierce, Fenner & Smith Incorporated,
                BancAmerica Robertson Stephens, and BT Alex Brown
                Incorporated, as initial purchasers (filed as Exhibit 4.2 to
                Form S-4, Registration No. 333-57467 and incorporated herein by reference).
  10.43   --    Placement Agreement dated May 13, 1998 by and among the
                Company, the Guarantors, Morgan Stanley & Co. Incorporated,
                Merrill Lynch, Pierce, Fenner & Smith Incorporated,
                BancAmerica Robertson Stephens, and BT Alex Brown
                Incorporated, as initial purchasers (filed as Exhibit 10.1 to Form S-4, Registration No. 333-57467 and incorporated
                herein by reference).
  10.44   --    Third Amendment and Modification Agreement dated as of
                September 14, 1998 among Registrant and a group of Banks
                (filed as Exhibit 10.5 to Form S-4, Registration No.
                333-57467 and incorporated herein by reference).
 *10.45   --    Form of Executive Agreement dated as of November 2, 1998 by and between the Company and F. Gordon Bitter (filed as
                Exhibit 10.57 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 31, 1998 and
                incorporated herein by reference).
 *10.46   --    Amended and Restated Non-Qualified Stock Option Plan dated
                September 7, 1990, dated as of April 7, 1998 (filed as
                Exhibit 10.58 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 31, 1998 and
                incorporated herein by reference).
 *10.47   --    Amended and Restated Non-Qualified Stock Option Plan dated
                November 29, 1995, dated as of July 1, 1998 (filed as
                Exhibit 10.59 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 31, 1998 and
                incorporated herein by reference).
 *10.48   --    Amendment dated as of July 1, 1998 to Option Agreement of
                Andrew E. Lietz dated April 8, 1998 (filed as Exhibit 10.60 to Annual Report on Form 10-K, File No. 0-12102, for the
                year ended October 31, 1998 and incorporated herein by
                reference).
 *10.49   --    Amendment dated as of July 1, 1998 to Option Agreement of
                Andrew E. Lietz dated February 26, 1997 (filed as Exhibit
                10.61 to Annual Report on Form 10-K, File No. 0-12102, for
                the year ended October 31, 1998 and incorporated herein by reference).
  10.50   --    Amendment dated May 29, 1998 to Lease between Registrant and
                Equity Property Associates I dated March 1, 1992 (filed as
                Exhibit 10.63 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 31, 1998 and
                incorporated herein by reference).
  10.51   --    Amendment dated May 29, 1998 to Lease between Registrant and
                Equity Property Associates I dated November 1, 1995, for 12A
                Manor Parkway, Salem, New Hampshire (filed as Exhibit 10.64 to Annual Report on Form 10-K, File No. 0-12102, for the
                year ended October 31, 1998 and incorporated herein by
                reference).
  10.52   --    Amendment No. 2 dated October 29, 1998, for 12A Manor
                Parkway, Salem, New Hampshire to Lease between Registrant
                and Manor Parkway LLC dated November 1, 1995 (filed as
                Exhibit 10.65 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 31, 1998 and
                incorporated herein by reference).
  10.53   --    Amendment dated May 29, 1998 to Lease between Registrant and
                Equity Property Associates I dated November 1, 1995, for 12B
                Manor Parkway, Salem, New Hampshire (filed as Exhibit 10.66 to Annual Report on Form 10-K, File No. 0-12102, for the
                year ended October 31, 1998 and incorporated herein by
                reference).

EXHIBIT
-------
 *10.54   --    Hadco Corporation Executive Incentive Compensation Deferred
                Bonus Plan, as amended and restated July 1, 1998 (filed as
                Exhibit 10.67 to Annual Report on Form 10-K, File No.
                0-12102, for the year ended October 31, 1998 and
                incorporated herein by reference).
 *10.55   --    Amendment to Outside Directors Compensation Plan of 1998,
                dated as of November 12, 1998 (filed as Exhibit 10.68 to
                Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1998 and incorporated herein by
                reference).
 *10.56   --    Agreement dated as of November 12, 1998 by and between the
                Company and Andrew E. Lietz (filed as Exhibit 10.69 to
                Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1998 and incorporated herein by
                reference).
 *10.57   --    Form of Agreement dated as of November 12, 1998 by and
                between the Company and various employees of the Company
                (filed as Exhibit 10.70 to Annual Report on Form 10-K, File
                No. 0-12102, for the year ended October 31, 1998 and
                incorporated herein by reference).
 *10.58   --    Hadco Corporation 1998 Stock Plan as Amended and Restated
                March 3, 1999 (filed as Exhibit 4.4 to the Registration
                Statement No. 333-79029 on Form S-8 and incorporated herein by reference).
 *10.59   --    Form of Option Agreement under the Registrant's 1998 Stock
                Plan (filed as Exhibit 10.2 to Quarterly Report on Form
                10-Q, File No. 0-12102, for the quarter ended May 1, 1999
                and incorporated herein by reference).
 *10.60   --    Fourth Amendment and Modification Agreement dated as of
                April 30, 1999 among the Company and a group of Banks (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q, File No.
                0-12102, for the quarter ended May 1, 1999 and incorporated herein by reference).
 *10.61   --    Executive Agreement dated May 11, 1999 between the
                Registrant and William M. Beckenbaugh (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q, File No. 0-12102, for the
                quarter ended May 1, 1999 and incorporated herein by
                reference).
 *10.62   --    Executive Agreement dated August 10, 1999 between the
                Registrant and Christopher T. Mastrogiacomo (filed as
                Exhibit 10.1 to Quarterly Report on Form 10-Q, File No.
                0-12102, for the quarter ended July 31, 1999 and
                incorporated herein by reference).
 *10.63   --    Consulting Agreement dated June 21, 1999 between the
                Registrant and Patrick Sweeney.
  10.64   --    Fifth Amendment and Modification Agreement dated as of
                November 23, 1999 among the Company and a group of Banks.
  10.65   --    Hadco Corporation Retirement Plan, as Amended and Restated
                through March 3, 1999.
  10.66   --    Hadco Corporation Retirement Trust dated June 1, 1996
                between the Registrant and Fidelity Management & Trust
                Company.
  10.67   --    First Amendment to Trust Agreement between the Registrant
                and Fidelity Management & Trust Company dated as of October
                1, 1997.
  10.68   --    Second Amendment to Trust Agreement between the Registrant and Fidelity Management & Trust Company dated as of January
                15, 1998.
  10.69   --    Third Amendment to Trust Agreement between the Registrant
                and Fidelity Management & Trust Company dated as of January
                1, 1998.
  21      --    Subsidiaries of the Registrant, (filed as exhibit 21 to
                Annual Report on Form 10-K, File No. 0-12102, for the year ended October 31, 1998 and incorporated herein by
                reference).
  23      --    Consent of Arthur Andersen LLP.
  27      --    Financial Data Schedule.

---------------
(*) Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).