Form 10-Q
period 2000-01-29
HADCO CORP
filed 2000-03-14
CIK 729533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended JANUARY 29, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM         TO
                                               -------    -------

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

Registrant has 13,801,568 shares of Common Stock, $0.05 Par Value,
               ----------
outstanding at March 10, 2000.
                     --

                       HADCO CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

     Item 1. Financial Statements

          Consolidated Condensed Balance Sheets as of
          January 29, 2000 (unaudited) and October 30, 1999.................. 3

          Consolidated Condensed Statements of Operations
          for the Three Months ended January 29, 2000 and
          January 30, 1999 (unaudited)....................................... 4

          Consolidated Condensed Statements of Cash Flows
          for the Three Months ended January 29, 2000 and
          January 30, 1999 (unaudited)....................................... 5

          Notes to Consolidated Condensed Financial
          Statements......................................................... 6


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................. 15

     Item 3. Quantitative and Qualitative Disclosures about Market Risk...... 18


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................. 19

     Item 2. Changes in Securities........................................... 19

     Item 6. Exhibits and Reports on Form 8-K................................ 19

SIGNATURE ................................................................... 20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       HADCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                           January 29,   October 30,
                                                                                              2000         1999
                                                                                           -----------   -----------
                                                                                           (unaudited)
                                              ASSETS

Current Assets:
        Cash and cash equivalents ......................................................   $     885    $   9,078
        Accounts receivable, net of allowance of $1,472 in 2000
              and $1,478 in 1999 .......................................................     123,684      116,580
        Inventories ....................................................................      60,392       63,926
        Deferred tax asset .............................................................      18,671       11,480
        Prepaid expenses and other current assets ......................................       8,299        7,688
                                                                                           ---------    ---------
              Total current assets .....................................................     211,931      208,752
 Property, Plant and Equipment, net ....................................................     319,560      328,181
 Acquired Intangible Assets, net .......................................................     176,268      179,319
 Other Assets ..........................................................................       8,205        8,571
                                                                                           ---------    ---------
                                                                                           $ 715,964    $ 724,823
                                                                                           =========    =========

                              LIABILITIES AND STOCKHOLDERS' INVESTMENT

 Current Liabilities:
        Current portion of long-term debt ..............................................   $   2,362    $   2,515
        Accounts payable ...............................................................      79,669      100,100
        Accrued payroll and other employee benefits ....................................      26,449       36,419
        Other accrued expenses .........................................................      16,648       21,937
                                                                                           ---------    ---------
              Total current liabilities ................................................     125,128      160,971
                                                                                           ---------    ---------
 Long-Term Debt, net of current portion ................................................     287,910      278,309
                                                                                           ---------    ---------
 Deferred Tax Liability ................................................................      64,496       57,342
                                                                                           ---------    ---------
 Other Long-Term Liabilities ...........................................................       9,192        9,192
                                                                                           ---------    ---------
 Commitments and Contingencies

 Stockholders' Investment:
        Common stock, $.05 par value;
              Authorized - 50,000 shares
              Issued and outstanding - 13,749 in 2000 and 13,631 in 1999 ...............         689          683
        Paid-in capital ................................................................     183,529      179,528
        Deferred compensation ..........................................................      (1,029)        (184)
        Retained earnings ..............................................................      46,049       38,982
                                                                                           ---------    ---------
              Total stockholders' investment ...........................................     229,238      219,009
                                                                                           ---------    ---------
                                                                                           $ 715,964    $ 724,823
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

                       HADCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                     Three Months Ended
                                                                  -------------------------
                                                                  January 29,   January 30,
                                                                     2000          1999
                                                                  -----------   -----------
Net Sales ......................................................   $ 244,743    $ 235,979
Cost of Sales ..................................................     203,802      203,546
                                                                   ---------    ---------
      Gross Profit .............................................      40,941       32,433
Operating Expenses .............................................      20,726       17,918
Amortization of Goodwill and Acquired Intangible Assets ........       3,052        3,077
                                                                   ---------    ---------
      Income from Operations ...................................      17,163       11,438
Interest and Other Income, net .................................         920          601
Interest Expense ...............................................      (6,684)      (8,696)
                                                                   ---------    ---------
         Income Before Provision for Income Taxes ..............      11,399        3,343
Provision for Income Taxes .....................................       4,332        1,329
                                                                   ---------    ---------
      Net Income ...............................................   $   7,067    $   2,014
                                                                   =========    =========

Net Income per Share:
                 Basic .........................................   $    0.52    $    0.15
                                                                   =========    =========
                 Diluted .......................................   $    0.51    $    0.15
                                                                   =========    =========

Weighted Average Shares Outstanding:
                 Basic .........................................      13,671       13,422
                                                                   =========    =========
                 Diluted .......................................      13,940       13,651
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

                       HADCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Three Months Ended
                                                                              -----------------------
                                                                              January 29, January 30,
                                                                                 2000         2000
                                                                              ----------- -----------
Cash Flows from Operating Activities:
      Net income ..........................................................   $  7,067    $  2,014
      Adjustments to reconcile net income to net cash provided by (used in)
            operating activities -
            Depreciation and amortization .................................     20,489      19,406
            Deferred compensation and deferred taxes ......................         80        (339)
            Director and executive officer stock grants ...................         --         390
            Loss (Gain) on disposal of fixed assets .......................        (30)         29
      Changes in assets and liabilities -
            Increase in accounts receivable ...............................     (7,104)     (3,860)
            Decrease (Increase) in inventories ............................      3,534      (3,877)
            Increase in prepaid expenses and other current assets .........       (611)       (507)
            Decrease in refundable taxes ..................................         --       9,644
            Decrease (Increase) in other assets ...........................        366      (1,564)
            Decrease in accounts payable and accrued expenses .............    (35,690)     (3,513)
                                                                              --------    --------
                 Net Cash Provided by (Used in) Operating Activities ......    (11,899)     17,823
                                                                              --------    --------

Cash Flows from Investing Activities:
      Purchases of property, plant and equipment ..........................     (8,817)    (16,645)
      Proceeds from sale of property, plant and equipment .................         30          --
                                                                              --------    --------
                 Net Cash Used in Investing Activities ....................     (8,787)    (16,645)
                                                                              --------    --------

Cash Flows from Financing Activities:
      Principal payments of long-term debt ................................    (15,552)    (20,836)
      Net proceeds from issuance of long-term debt ........................     25,000      20,000
      Proceeds from exercise of stock options .............................        650         207
      Proceeds from employee stock purchase plan ..........................      1,843       1,574
      Tax benefit from exercise of nonqualified stock options .............        552         334
                                                                              --------    --------
                 Net Cash Provided by Financing Activities ................     12,493       1,279
                                                                              --------    --------
Net Increase (Decrease) in Cash and Cash Equivalents ......................     (8,193)      2,457
Cash and Cash Equivalents, Beginning of Period ............................      9,078       7,169
                                                                              --------    --------
Cash and Cash Equivalents, End of Period ..................................   $    885    $  9,626
                                                                              ========    ========

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
            Interest ......................................................   $ 11,201    $ 13,509
                                                                              ========    ========
            Income taxes (net of refunds) .................................   $  2,928    $     61
                                                                              ========    ========

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ---------------------------------------------------------
     Hadco Corporation (the "Company" or "Hadco") was incorporated in Massachusetts in 1966. Principal products and services of the Company include:

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

     VALUE ADDED MANUFACTURING:

     Value Added Manufacturing (VAM) primarily consists of backplane and system assemblies. Backplane assemblies are generally larger and thicker printed circuits on which connectors are mounted to receive and interconnect printed circuits, integrated circuits and other electronic components. System assemblies include the backplane, power supply, fan card, cabling and system chassis.

     The consolidated condensed financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying notes to the consolidated condensed financial statements, as well as the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999. These financial statements should be read in conjunction with the financial statements and related disclosures included in the above-referenced SEC filings.

     INTERIM FINANCIAL STATEMENTS
     ----------------------------
     The accompanying consolidated condensed balance sheet as of January 29, 2000, and the consolidated condensed statements of operations for the three months ended January 29, 2000 and January 30, 1999 and the consolidated condensed statements of cash flows for the three month periods ended January 29, 2000 and January 30, 1999 are unaudited, but in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. Results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or any future period.

     NET INCOME PER SHARE
     --------------------
     A reconciliation of basic and diluted weighted average shares outstanding is as follows:

                                                   Three Months Ended
                                               -------------------------
                                                January 29,  January 30,
                                                  2000          1999
                                               -----------   ----------
                                                    (in thousands)
Basic weighted average shares outstanding ....   13,671        13,422
Weighted average common equivalent shares ....      269           229
                                                 ------        ------
Diluted weighted average shares outstanding ..   13,940        13,651
                                                 ======        ======

     Diluted weighted average shares outstanding for the three month periods ended January 29, 2000 and January 30, 1999 do not include 595,130 and 698,224 common equivalent shares, respectively, as their effect would be anti-dilutive.

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

2.   INVENTORIES
     -----------
     Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis, and consist of the following (in thousands):

                                 January 29,    October 30,
                                    2000            1999
                                 -----------    -----------
     Raw Materials .......        $22,424        $18,679
     Work-in-process .....         37,968         45,247
                                  -------        -------
                                  $60,392        $63,926
                                  =======        =======


3.   LONG-TERM DEBT
     --------------
     Long-term debt consists of the following (in thousands):

                                                                    January 29,        October 30,
                                                                       2000                1999
                                                                    -----------        -----------
Variable rate mortgages ..................................          $     617           $     640
Revolving credit facility ................................             85,000              75,000
9 1/2% Senior Subordinated Notes due 2008 ................            199,439             199,422
Obligations  under  capital  leases  with  interest  rates
ranging from 7% to 7.75% .................................              5,216               5,762
                                                                    ---------           ---------
                                                                      290,272             280,824
Less - Current portion ...................................             (2,362)             (2,515)
                                                                    ---------           ---------
                                                                    $ 287,910           $ 278,309
                                                                    =========           =========


     Based on the amount outstanding on the Company's credit facility as of January 29, 2000, the Company has approximately $113.75 million of borrowings available.

4.   BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
     --------------------------------------
     During the fourth quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") NO. 131, Disclosure about Segments of an Enterprise and Related Information. The Company's businesses are internally reported as two segments. These segments, which are based on differences in products, technologies, and services, are Printed Circuits and Value Added Manufacturing (VAM). Hadco evaluates performance of these segments based on profit or loss from operations, not including non-recurring charges.

     Transactions between segments are recorded at fair market value. Costs of centralized sales, marketing and administration are allocated to the segments receiving benefits of the centralized functions. Unallocated general corporate expenses include the elimination of inter-segment profits, the costs of executive management for the Company, plus the amortization of acquired intangibles and goodwill relating to acquisitions. Management does not represent that these segments, if operated separately, would report the operating income and other financial information shown.

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

4.   BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED)
     --------------------------------------------------

                                                                                        Three Months Ended
                                                                                 ------------------------------
                                                                                 January 29,         January 30,
                                                                                     2000                1999
                                                                                  ---------           ---------
Net Sales:
     Printed Circuits ..................................................          $ 219,145           $ 196,371
     VAM ...............................................................             32,923              45,292
     Elimination .......................................................             (7,325)             (5,684)
                                                                                  ---------           ---------
                                                                                  $ 244,743           $ 235,979
                                                                                  =========           =========

                                                                                        Three Months Ended
                                                                                 ------------------------------
                                                                                 January 29,         January 30,
                                                                                     2000                1999
                                                                                  ---------           ---------
Operating Income:
     Printed Circuits ..................................................          $  22,469           $  12,864
     VAM ...............................................................                 46               1,309
     Unallocated general corporate .....................................             (5,352)             (2,735)
                                                                                  ---------           ---------
                                                                                  $  17,163           $  11,438
                                                                                  =========           =========

Depreciation and Amortization:
     Printed Circuits ..................................................          $  16,119           $  14,962
     VAM ...............................................................                880                 791
     Unallocated general corporate .....................................              3,490               3,653
                                                                                  ---------           ---------
                                                                                  $  20,489           $  19,406
                                                                                  =========           =========

Capital Expenditures:
     Printed Circuits ..................................................          $   7,198           $  15,907
     VAM ...............................................................              1,100                 200
     Unallocated general corporate .....................................                519                 538
                                                                                  ---------           ---------
                                                                                  $   8,817           $  16,645
                                                                                  =========           =========

                                                                                              As of
                                                                                 ------------------------------
                                                                                 January 29,         October  30,
Identifiable Assets:                                                                 2000                1999
                                                                                  ---------           ---------
     Printed Circuits ..................................................          $ 459,087           $ 462,211
     VAM ...............................................................             45,852              48,608
     Unallocated general corporate .....................................            211,025             214,004
                                                                                  ---------           ---------
                                                                                  $ 715,964           $ 724,823
                                                                                  =========           =========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

4.   BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED)
     --------------------------------------------------
     The following is a reconciliation of segment operating income to consolidated income before provision for income taxes:

                                                                          Three Months Ended
                                                                     ------------------------------
                                                                     January 29,         January 30,
                                                                         2000                   1999
                                                                     -----------         -----------
Total operating income for reportable segments ...................   $  17,163           $  11,438
Unallocated amounts:
       Interest and other income, net ............................         920                 601
       Interest expense ..........................................      (6,684)             (8,696)
                                                                     ---------           ---------
Income before provision for income taxes .........................   $  11,399           $   3,343
                                                                     =========           =========

The following summarizes financial information by geographic areas:

                                                                          Three Months Ended
                                                                     ------------------------------
                                                                     January 29,         January 30,
                                                                      2000                1999
                                                                     -----------         -----------
    Net Sales:
           United States ........................................    $ 173,042           $ 181,735
           Canada ...............................................       34,826              23,975
           Europe ...............................................       17,819              13,715
           Asia .................................................       18,206              14,048
           Other ................................................          850               2,506
                                                                     ---------           ---------
                                                                     $ 244,743           $ 235,979
                                                                     =========           =========

                                                                                 As of
                                                                     ------------------------------
                                                                     January 29,        October  30,
                                                                         2000                1999
                                                                     -----------         -----------
    Long-lived assets:
           United States ........................................    $ 455,064           $ 466,434
           Asia .................................................       48,762              49,420
           Europe ...............................................          207                 217
                                                                     ---------           ---------
                                                                     $ 504,033           $ 516,071
                                                                     =========           =========


5.   SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
     -------------------------------------------------------------------
     Basis of presentation. The Company sold on May 18, 1998, $200 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due in 2008 (the "Notes"). The Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by certain of the Company's wholly-owned domestic subsidiaries (the "Guarantors"). The Guarantors are Hadco Santa Clara, Inc., Hadco Phoenix, Inc., CCIR of Texas Corp., and CCIR of California Corp. The consolidating condensed financial statements of the Guarantors are presented below and should be read in connection with the Consolidated Condensed Financial Statements of the Company. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the Notes on a joint and several basis and (ii) the Company's management has determined such separate financial statements are not material to investors and believes the consolidating condensed financial statements presented are more meaningful in understanding the financial position of the Guarantors.

     There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     5. SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
        -------------------------------------------------------------------
                                   (Continued)

                      CONSOLIDATING CONDENSED BALANCE SHEET
                                   (unaudited)

                                                                   As of January 29, 2000
                                             ----------------------------------------------------------------
                                              Guarantor   Non-Guarantor   Parent    Elimination  Consolidated
                                             Subsidiaries  Subsidiaries Corporation   Entries       Total
                                              ---------    ---------    ---------    ---------    --------
                                                                     (in thousands)
                                              ASSETS
Current Assets:
     Cash and cash equivalents                $  (1,743)   $     912    $   1,716    $      --    $    885
     Accounts receivable, net                    51,745        8,351       63,588           --     123,684
     Inventories                                 27,206        6,464       26,722           --      60,392
     Deferred tax asset                              --           --       18,671           --      18,671
     Prepaid and other current assets             1,283          234        6,782           --       8,299
                                              ---------    ---------    ---------    ---------    --------
         Total current assets                    78,491       15,961      117,479           --     211,931
Property, Plant and Equipment, net              137,863       48,968      132,729           --     319,560
Intercompany Receivable                          24,890        4,582       44,280      (73,752)         --
Investments in Subsidiaries                      11,288           --      282,904     (294,192)         --
Acquired Intangible Assets, net                 176,268           --           --           --     176,268
Other Assets                                         22           --        8,183           --       8,205
                                              ---------    ---------    ---------    ---------    --------
                                              $ 428,822    $  69,511    $ 585,575    $(367,944)   $715,964
                                              =========    =========    =========    =========    ========

                                              LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
     Current portion of long-term debt        $   2,134    $      73    $     155    $      --    $  2,362
     Accounts payable                            31,135        5,833       42,701           --      79,669
     Intercompany payable                        27,516       46,236           --      (73,752)         --
     Accrued payroll and other
         employee benefits                        2,312          354       23,783           --      26,449
     Other accrued expenses                      40,751          274      (24,350)          --      16,648
                                              ---------    ---------    ---------    ---------    --------
         Total current liabilities              103,848       52,743       42,289      (73,752)    125,128
                                              ---------    ---------    ---------    ---------    --------
Long-Term Debt, net of current portion            2,849           25      285,036           --     287,910
                                              ---------    ---------    ---------    ---------    --------
Deferred Tax Liability                           44,676           --       19,820           --      64,496
                                              ---------    ---------    ---------    ---------    --------
Other Long-Term Liabilities                          --           --        9,192           --       9,192
                                              ---------    ---------    ---------    ---------    --------
Stockholders' Investment:
     Common stock, $0.05 par value;
         Authorized - 50,000 shares
         Issued and outstanding - 13,749             11       29,655          689      (29,666)        689
     Paid-in capital                            400,616          130      183,529     (400,746)     183,529
     Deferred compensation                           --           --       (1,029)          --       (1,029)
     Retained earnings                         (123,178)     (13,042)      46,049      136,220       46,049
                                              ---------    ---------    ---------    ---------    --------
         Total stockholders' investment         277,449       16,743      229,238     (294,192)     229,238
                                              ---------    ---------    ---------    ---------    --------
                                              $ 428,822    $  69,511    $ 585,575    $(367,944)   $715,964
                                              =========    =========    =========    =========    ========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     5. SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
        -------------------------------------------------------------------
                                   (Continued)

                      CONSOLIDATING CONDENSED BALANCE SHEET

                                                                    As of October 30, 1999
                                            ---------------------------------------------------------------------
                                              Guarantor   Non-Guarantor     Parent      Elimination  Consolidated
                                            Subsidiaries  Subsidiaries    Corporation      Entries      Total
                                            ------------  ------------    -----------      -------      -----
                                                                       (in thousands)
                                            ASSETS

Current Assets:
      Cash and cash equivalents             $  (2,679)     $   1,378      $ 10,379      $      --   $  9,078
      Accounts receivable, net                 49,926          7,566        59,088             --    116,580
      Inventories                              28,085          6,590        29,251             --     63,926
      Deferred tax asset                           --             --        11,480             --     11,480
      Prepaid and other current assets          2,221            244         5,223             --      7,688
                                            ---------      ---------      --------      ---------   --------
          Total current assets                 77,553         15,778       115,421             --    208,752
Property, Plant and Equipment, net            141,510         49,638       137,033             --    328,181
Intercompany Receivable                        24,783          3,122        46,365        (74,270)        --
Investments in Subsidiaries                    12,162             --       280,444       (292,606)        --
Acquired Intangible Assets, net               179,319             --            --             --    179,319
Other Assets                                       29             --         8,542             --      8,571
                                            ---------      ---------      --------      ---------   --------
                                            $ 435,356      $  68,538     $ 587,805      $(366,876)  $724,823
                                            =========      =========      ========      =========   ========

                                            LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
      Current portion of long-term debt     $   2,114      $      73      $    328      $      --   $  2,515
      Accounts payable                         41,842          5,583        52,675             --    100,100
      Intercompany payable                     28,089         46,181            --        (74,270)        --
      Accrued payroll and other
          employee benefits                     1,628            300        34,491             --     36,419
      Other accrued expenses                   37,355             97       (15,515)            --     21,937
                                            ---------      ---------      --------      ---------   --------
          Total current liabilities           111,028         52,234        71,979        (74,270)   160,971
                                            ---------      ---------      --------      ---------   --------
Long-Term Debt, net of current portion          3,307             43       274,959             --    278,309
                                            ---------      ---------      --------      ---------   --------
Deferred Tax Liability                         44,676             --        12,666             --     57,342
                                            ---------      ---------      --------      ---------   --------
Other Long-Term Liabilities                        --             --         9,192             --      9,192
                                            ---------      ---------      --------      ---------   --------
Stockholders' Investment:
      Common stock, $0.05 par value;
          Authorized - 50,000 shares
          Issued and outstanding - 13,631          11         29,655           683        (29,666)       683
      Paid-in capital                         400,616             --       179,528       (400,616)   179,528
      Deferred compensation                        --             --          (184)            --       (184)
      Retained earnings                      (124,282)       (13,394)       38,982        137,676     38,982
                                            ---------      ---------      --------      ---------   --------
          Total stockholders' investment      276,345         16,261       219,009       (292,606)   219,009
                                            ---------      ---------      --------      ---------   --------
                                            $ 435,356     $   68,538     $ 587,805      $(366,876) $ 724,823
                                            =========      =========      ========      =========   ========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     5. SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
        -------------------------------------------------------------------
                                   (Continued)

                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                               For the Three Months Ended January 29, 2000
                                                  -----------------------------------------------------------------------
                                                    Guarantor    Non-Guarantor     Parent      Elimination   Consolidated
                                                  Subsidiaries   Subsidiaries    Corporation     Entries        Total
                                                  ------------   ------------    -----------     -------        -----
                                                                               (in thousands)
Net Sales                                          $ 103,661      $ 15,061        $ 126,021    $     --       $ 244,743
Cost of Sales                                         93,472        14,061           96,269          --         203,802
                                                   ---------      --------        ---------    --------       ---------
     Gross Profit                                     10,189         1,000           29,752          --          40,941
Operating Expenses                                     2,271           910           17,545          --          20,726
Amortization of Goodwill and Acquired
          Intangible Assets                            3,052            --               --          --           3,052
                                                   ---------      --------        ---------    --------       ---------
     Income From Operations                            4,866            90           12,207          --          17,163
Interest and Other Income, net                           499           428           (1,233)      1,226             920
Interest Expense                                         (68)           (5)          (6,611)         --          (6,684)
                                                   ---------      --------        ---------    --------       ---------
     Income Before Provision for
         Income Taxes                                  5,297           513            4,363       1,226          11,399
Provision for Income Taxes                             3,319           161              852          --           4,332
Equity in Income (Loss) of  Subsidiary                  (874)           --               --      (1,456)             --
                                                   ---------      --------        ---------    --------       ---------
     Net Income                                    $   1,104      $    352        $   5,841    $   (230)      $   7,067
                                                   =========      ========        =========    ========       =========

                                                                For the Three Months Ended January 30, 1999
                                                  -----------------------------------------------------------------------
                                                    Guarantor    Non-Guarantor     Parent      Elimination   Consolidated
                                                  Subsidiaries   Subsidiaries    Corporation     Entries        Total
                                                  ------------   ------------    -----------     -------        -----
                                                                               (in thousands)
Net Sales                                          $ 114,955      $ 10,507        $ 110,517    $     --       $ 235,979
Cost of Sales                                        105,210        10,859           87,477          --         203,546
                                                   ---------      --------        ---------    --------       ---------
       Gross Profit                                    9,745          (352)          23,040          --          32,433
Operating Expenses                                     2,170           678           15,070          --          17,918
Amortization of Goodwill and Acquired
            Intangible Expenses                        3,077            --               --          --           3,077
                                                   ---------      --------        ---------    --------       ---------
       Income (Loss) From Operations                   4,498        (1,030)           7,970          --          11,438
Interest and Other Income, net                          (150)         (626)           1,371           6             601
Interest Expense                                        (198)           (6)          (8,492)         --          (8,696)
                                                   ---------      --------        ---------    --------       ---------
       Income (Loss) Before Provision for              4,150        (1,662)             849           6           3,343
           Income Taxes
Provision for Income Taxes                             2,873            --           (1,544)         --           1,329
Equity in Income (Loss) of  Subsidiary                (1,668)           --             (385)      2,053              --
                                                   ---------      --------        ---------    --------       ---------
       Net Income (Loss)                           $    (391)     $ (1,662)       $   2,008    $  2,059       $   2,014
                                                   =========      ========        =========    ========       =========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     5. SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
        -------------------------------------------------------------------
                                   (Continued)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                      For the Three Months Ended January 29, 2000
                                                       ----------------------------------------------------------------------
                                                         Guarantor       Non-Guarantor    Parent    Elimination  Consolidated
                                                       Subsidiaries      Subsidiaries   Corporation   Entries        Total
                                                       ------------      ------------   -----------   -------        -----
                                                                                      (in thousands)

Net cash provided by  (used in) operating
      activities                                         $  4,556         $    635      $ (18,316)   $  1,226      $ (11,899)
                                                         --------         --------      ---------    --------      ---------
Cash Flows from Investing Activities:
     Foreign Sales Corp. dividend                              --           (1,226)         1,226          --             --
     Purchase of property, plant and equipment             (3,207)          (1,083)        (4,527)         --         (8,817)
     Proceeds from sale of property, plant and
         equipment                                             25               --              5          --             30
     Investments in subsidiaries                               --            1,226             --      (1,226)            --
                                                         --------         --------      ---------    --------      ---------
         Net cash used in investing activities             (3,182)          (1,083)        (3,296)     (1,226)        (8,787)
                                                         --------         --------      ---------    --------      ---------
Cash Flows from Financing Activities:
     Principal payments of long-term debt                    (438)             (18)       (15,096)         --        (15,552)
     Proceeds from issuance of long-term debt                  --               --         25,000          --         25,000
     Proceeds from exercise of stock options                   --               --            650          --            650
     Proceeds from the employee stock
         purchase plan                                         --               --          1,843          --          1,843
     Tax benefit from exercise of stock options                --               --            552          --            552
                                                         --------         --------      ---------    --------      ---------
         Net cash provided by (used in)
             financing activities                            (438)             (18)        12,949          --         12,493
                                                         --------         --------      ---------    --------      ---------
Net Increase (Decrease) in Cash and  Cash
     Equivalents                                              936             (466)        (8,663)         --         (8,193)
Cash and  Cash Equivalents,
     Beginning of Period                                   (2,679)           1,378         10,379          --          9,078
                                                         --------         --------      ---------    --------      ---------
Cash and  Cash Equivalents,
     End of Period                                       $ (1,743)        $    912      $   1,716    $     --      $     885
                                                         ========         ========      =========    ========      =========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     5. SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
        -------------------------------------------------------------------
                                   (Continued)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For the Three Months Ended January 30, 1999
                                                   --------------------------------------------------------------------------------
                                                    Guarantor         Non-Guarantor        Parent        Elimination   Consolidated
                                                   Subsidiaries       Subsidiaries      Corporation        Entries         Total
                                                   ------------       ------------      -----------        -------         -----
                                                                                      (in thousands)
Net cash provided by operating activities            $ 4,937           $ 4,190           $  8,690           $  6          $ 17,823
                                                     -------           -------           --------           ----          --------
Cash Flows from Investing Activities:
      Foreign Sales Corp. dividend                        --                (6)                 6             --               --
      Purchase of property, plant and equipment       (5,254)           (3,119)            (8,272)            --          (16,645)
      Investments in subsidiaries                         --                 6                 --             (6)              --
                                                     -------           -------           --------           ----          --------
          Net cash used in investing activities       (5,254)           (3,119)            (8,266)            (6)         (16,645)
                                                     -------           -------           --------           ----          --------
Cash Flows from Financing Activities:
      Principal payments of long-term debt              (436)             (206)           (20,194)            --          (20,836)
      Proceeds from issuance of long-term debt            --                --             20,000             --           20,000
      Proceeds from exercise of stock options             --                --                207             --              207
      Proceeds from the employee stock
          purchase plan                                   --                --              1,574             --            1,574
      Tax benefit from exercise of stock options          --                --                334             --              334
                                                     -------           -------           --------           ----          --------
          Net cash  provided by (used in)
            financing activities                        (436)             (206)             1,921             --            1,279
                                                     -------           -------           --------           ----          --------
Net Increase (Decrease) in Cash and Cash
      Equivalents                                       (753)              865              2,345             --            2,457
Cash and Cash Equivalents,
      Beginning of Period                                836                 2              6,331             --            7,169
                                                     -------           -------           --------           ----          --------
Cash and Cash Equivalents,
      End of Period                                  $    83           $   867           $  8,676           $ --         $  9,626
                                                     =======           =======           ========           ====         ========

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

RESULTS OF OPERATIONS - FIRST QUARTER
-------------------------------------
Net sales for the first quarter of fiscal 2000 increased 3.7%, or $8.8 million, over net sales for the same period in fiscal 1999. Printed circuit net sales increased 11.1%, or $21.1 million, in the first quarter of fiscal 2000 from the comparable period in fiscal 1999 due to higher unit shipments and a shift in mix towards higher priced printed circuits with more layers and greater densities. This increase was partially offset by a 2.6 percentage point decline in average pricing for printed circuits. VAM net sales decreased 27.3%, or $12.3 million, in the first quarter of fiscal 2000 from $45.3 million in the comparable period in fiscal 1999. VAM net sales decreased due to reduced production of low margin assembly products.

The gross profit margin increased to 16.7% of net sales for the quarter ended January 29, 2000 from 13.7% in the comparable quarter in fiscal 1999. Better capacity utilization of printed circuit operations caused gross margins to increase 5.6 percentage points, and the production of higher-margin assembly products in the VAM segment increased gross margins by 0.5 percentage point. These increases in gross margin were offset by lower pricing on printed circuits, which decreased gross margins by 2.2 percentage points, and by lower capacity utilization of VAM operations, which caused gross margins to decrease by 0.9 percentage point. The changes in the VAM segment were a result of management's decision to cease production of low margin assembly products.

Operating expenses increased by $2.8 million for the first quarter of fiscal 2000 over the first quarter of fiscal 1999. Operating expenses as a percent of net sales increased to 8.5% in the first quarter of fiscal 2000 versus 7.6% in the comparable period of fiscal 1999. The increase is due to an increase of $1.8 million in selling expenses from expanded sales coverage, an increase of $0.8 million in general and administrative expenses and slightly higher research and development expenses. The Company includes in operating expenses charges for actual expenditures and accruals, based on estimates, for environmental matters. To the extent and in amounts Hadco believes circumstances warrant, it will continue to accrue and charge to operating expenses cost estimates relating to known environmental matters.

Interest and other income increased slightly for the quarter ended January 29, 2000 as compared to the comparable quarter in the prior fiscal year due to higher average cash balances available for investing. Interest expense decreased in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 due to lower average outstanding debt balances during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999.

INCOME TAXES
------------
The Company provides for income taxes on an interim basis using its anticipated effective annual income tax rate. The Company anticipates an effective annual income tax rate for fiscal 2000 of 38%, which is slightly less than the combined federal and state statutory rates. The anticipated effective rate was increased by amortization of goodwill (which is not tax deductible), offset by the benefit of the Company's foreign sales corporation, research and development tax credits and various state investment tax credits. The effective tax rate for fiscal 2000 is based on current tax laws.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Net cash used in operating activities for the first quarter of fiscal 2000 was $11.9 million, as compared to net cash provided by operations in the first quarter of fiscal 1999 of $17.8 million, a difference of $29.7 million. This decrease resulted primarily from a reduction of $35.7 million in accounts payable and accrued expenses. This decrease was offset by an increase of $6.1 million in earnings before non-cash items in the first quarter of fiscal 2000 versus the first quarter of fiscal 1999. The decrease in accounts payable and accrued expenses is a result of higher incentive compensation accrued in fiscal 1999 and paid during the first quarter of fiscal 2000; in addition, the Company incurred a significant amount of capital expenditures during the fourth quarter of fiscal 1999, which were paid during the first quarter of fiscal 2000.

Net cash used in investing activities in the first quarter of fiscal 2000 was $8.8 million, a decrease of $7.9 million from the first quarter of fiscal 1999, due to lower capital expenditures.

Net cash provided by financing activities was $12.5 million in the first quarter of fiscal 2000 as compared to $1.3 million in the comparable period in the prior year. The increase was primarily due to borrowings on the Company's credit facility to fund operating activities during the first quarter of fiscal 2000, as described above.

At January 29, 2000, the Company had working capital of $86.8 million and a current ratio of 1.69, as compared to working capital of $47.8 million and a current ratio of 1.30 at October 30, 1999. The increase in working capital resulted primarily from an increase in accounts receivable, as customer order and shipment rates increased late in the quarter, combined with the reductions in accounts payable noted above.

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

YEAR 2000 READINESS DISCLOSURE STATEMENT
----------------------------------------
As part of the Year 2000 project, the Company completed an internal assessment of its operations to determine the extent to which the Company could be adversely affected by Year 2000 issues. This internal assessment included both Information Technology (IT) systems and non-IT systems.

The critical software systems used by the Company to run its business include MFG/PRO, PeopleSoft, Oracle, and Corsair. The Company conducted testing of its various IT systems, running programs with dates including and after the Year 2000. During these tests the Company did not experience problems processing data or effecting transactions.

----------------------------------------------------
The Company's internal assessment of its manufacturing equipment for Year 2000 compliance was done on a plant-by-plant basis and was completed in May 1999. Thereafter, software upgrades were installed in certain manufacturing systems. The Company tested the new software and did not encounter date-related processing issues. There can be no assurance, however, that the Company's testing of its various IT systems and manufacturing equipment and software was sufficient to discover all Year 2000 issues. Year 2000 issues not discovered by the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

In fiscal 1999, the Company developed business continuity/contingency plans for all its facilities. Such plans cover Year 2000 issues and potential disruptions. There can be no assurance that the implementation of business continuity/contingency plans developed by the Company will result in alleviation or remediation of any business interruption or disruption that the Company may experience.

As part of the Year 2000 project, the Company surveyed all of its active suppliers to determine their Year 2000 compliance status. The Company worked with its key suppliers to obtain more detailed information about their compliance status, and performed on-site assessment of certain critical suppliers. The Company also completed contingency plans for addressing potential supply disruptions. There can be no assurance that the Company will not experience disruption in its supply chain, or that its contingency plans will alleviate or remedy any disruption experienced.

The Company has not to date encountered any date-related processing issues or any business interruption in connection with the Year 2000 roll-over to January 1, 2000. The Company did, however, experience a greater than seasonal reduction of customer orders due to Year 2000 concerns, particularly in the computer server market, during the first two months of its first fiscal quarter, November and December 1999. Customer order rates in January 2000 were 33% higher than in the November/December 1999 period, across all end markets of the Company's customer base.

To date, approximately 30,500 hours of employee time have been devoted to Year 2000 issues and approximately $5.9 million has been expended in systems upgrades directly relating to Year 2000. The source of these funds has been the working capital of the Company.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------
This Quarterly Report on Form 10-Q contains various "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including, but not limited to, those concerning gross and operating margins, Year 2000 readiness and compliance, the sufficiency of the Company's working capital, and environmental matters. In this Form 10-Q, the words "anticipates," "believes," "expects," "intends," "future," "could," "may," and similar words and expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected,

--------------------------------------------------
anticipated or indicated in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, such factors as: the Company's dependence on the electronics industry; fluctuations in quarterly operating results; the variability of customer orders; significant portions of released backlog may be subject to cancellation or postponement without penalty; the effect of unforeseen problems in the Company's computer systems and those of third parties with which the Company deals; the effect of acquisitions on the Company; the ability of the Company to compete successfully in the future; the rapid technological change and continuing process development that characterizes the Company's markets; manufacturing process disruptions; the operation of the Company's Malaysia facility; the Company's significant customer concentration; the Company's ability to obtain, integrate, manage and utilize manufacturing capacity; the Company's ability to manage its growth; environmental matters; the availability of raw materials, production services and components, and price fluctuations in such materials, services and components; the Company's dependence on key personnel; the Company's ability to protect its intellectual property; and certain anti-takeover provisions applicable to the Company. Further information on factors that could cause actual results to differ from those anticipated is detailed in various publicly available documents filed by the Company from time to time with the Securities and Exchange Commission. Such information includes, but is not limited to, those factors appearing under the caption "Factors That May Affect Future Results" and elsewhere in the Company's Annual Report on Form 10-K for the year ended October 30, 1999. Any forward-looking statement should be considered in light of these factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts receivable, accounts payable and long-term debt obligations. The fair value of these financial instruments approximates their carrying amount, except for the 9 1/2% Senior Subordinated Notes (the "Notes"), at January 29, 2000. The fair market value of the Notes was $191 million with a carrying amount of $199.4 million at January 29, 2000. Although the fair market value of the Notes is less than the carrying amount, settlement at the reported fair value is not possible due to cost-prohibitive redemption premiums.

PRIMARY MARKET RISK EXPOSURES

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company incurs interest expense on loans made under the Company's credit facility at interest rates which are fixed for a maximum of six months. At January 29, 2000, the Company's outstanding borrowings under the credit facility were $85.0 million, at a weighted average interest rate of 6.75%. This interest rate is a combination of two Eurodollar loans, one for $50.0 million maturing February 25, 2000 and one for $20.0 million maturing February 18, 2000, both at a rate of 6.625%. The balance was comprised of a $10.0 million overnight swing-line loan at 6.75% and a $5.0 million overnight base rate loan at 8.5%. The Company has the option to fix the interest rates on the Eurodollar rate loans for periods of one, two, three or six months. The Eurodollar Rate is subject to market risks and will fluctuate.

Substantially all of the Company's business outside the United States is conducted in U.S. dollar denominated transactions. The Company does operate a volume manufacturing facility in Malaysia. Some of the expenses of this facility are denominated in Malaysian ringgits. Expenses denominated in ringgits include local salaries and wages, utilities and some operating supplies. The Company also funds a small sales offices in Ireland and Great Britain, where expenses are paid in British Pounds, Irish Punts and Eurodollars. However, the Company believes that these operating expenses will not have a material adverse effect on the Company's business, results of operations or financial condition.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

In February 2000, the federal government moved for entry of the Consent Decree in the Auburn Road environmental litigation. The Court must still approve the Consent Decree. Under the terms of the Consent Decree, the Company is a cash-out party and does not have responsibility for performance of ongoing remedial or monitoring work at the site.

ITEM 2. - CHANGES IN SECURITIES

Pursuant to the Company's Executive Incentive Compensation Deferred Bonus Plan, as Amended and Restated December 9, 1999 (the "Executive Bonus Plan"), certain executives of the Company received payment of a portion of their incentive compensation for fiscal 1999 in the form of restricted Common Stock of the Company issued under the 1998 Stock Plan. On December 9, 1999, the executives received an aggregate of 19,805 shares of restricted Common Stock pursuant to the Executive Bonus Plan. The aggregate value of all such shares issued on December 9, 1999 to executives was $962,325 (based on a fair market value on that date of $48.59 per share).

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          *10.1 Hadco Corporation Executive Incentive Compensation Deferred Bonus Plan, as Amended and Restated December 9, 1999

          *10.2 Form of Agreement, as amended, pursuant to Hadco Corporation Executive Incentive Compensation Deferred Bonus Plan, as Amended and Restated December 9, 1999

          *10.3 Hadco Corporation Retirement Plan Amendment Exhibit "A", as amended December 9, 1999

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

                                  Hadco Corporation

Date:  March 10, 2000             By: /s/ F. GORDON BITTER
                                      ------------------------------
                                      F. Gordon Bitter
                                      Senior Vice President and Chief Financial
                                      Officer (principal financial officer and
                                      principal accounting officer)