Form 10-Q
period 2000-04-29
HADCO CORP
filed 2000-05-22
CIK 729533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 29, 2000

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

Registrant has 13,836,718 shares of Common Stock, $0.05 Par Value, outstanding at May 19, 2000.

                       HADCO CORPORATION AND SUBSIDIARIES

                                      INDEX

 PART I - FINANCIAL INFORMATION                                                                         PAGE

     Item 1. Financial Statements

             Consolidated Condensed Balance Sheets as of
             April 29, 2000 (unaudited) and October 30, 1999.......................................     3

             Consolidated Condensed Statements of Operations
             for the Three Months and Six Months ended April 29, 2000
             and May 1, 1999 (unaudited)...........................................................     4

             Consolidated Condensed Statements of Cash Flows
             for the Six Months ended April 29, 2000
             and May 1, 1999  (unaudited)..........................................................     5

             Notes to Consolidated Condensed Financial
             Statements............................................................................     6


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................................     18

     Item 3. Quantitative and Qualitative Disclosures about Market Risk............................     22


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.....................................................................     23

     Item 2. Changes in Securities.................................................................     23

     Item 4. Submission of Matters to a Vote of Security Holders...................................     23

     Item 6. Exhibits and Reports on Form 8-K......................................................     24

 SIGNATURE.........................................................................................     25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       HADCO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                April 29,          October 30,
                                                                                  2000                1999
                                                                                ---------          -----------
                                                                               (unaudited)
                                     ASSETS

Current Assets:
       Cash and cash equivalents ...........................................    $     112           $   9,078
       Accounts receivable, net of allowance of $1,467 in 2000
            and $1,478 in 1999 .............................................      139,709             116,580
       Inventories .........................................................       65,823              63,926
       Deferred tax asset ..................................................       17,469              11,480
       Prepaid expenses and other current assets ...........................        7,734               7,688
                                                                                ---------           ---------
            Total current assets ...........................................      230,847             208,752
 Property, Plant and Equipment, net ........................................      318,144             328,181
 Acquired Intangible Assets, net ...........................................      173,216             179,319
 Other Assets ..............................................................        9,027               8,571
                                                                                ---------           ---------
                                                                                $ 731,234           $ 724,823
                                                                                =========           =========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

 Current Liabilities:
       Current portion of long-term debt ...................................    $   2,383           $   2,515
       Accounts payable ....................................................       94,306             100,100
       Accrued payroll and other employee benefits .........................       30,209              36,419
       Other accrued expenses ..............................................       23,358              21,937
                                                                                ---------           ---------
            Total current liabilities ......................................      150,256             160,971
                                                                                ---------           ---------
 Long-Term Debt, net of current portion ....................................      267,408             278,309
                                                                                ---------           ---------
 Deferred Tax Liability ....................................................       61,715              57,342
                                                                                ---------           ---------
 Other Long-Term Liabilities ...............................................        9,192               9,192
                                                                                ---------           ---------
 Commitments and Contingencies
 Stockholders' Investment:
       Common stock, $.05 par value;
            Authorized - 50,000 shares
            Issued and outstanding - 13,835 in 2000 and 13,631 in 1999......          693                 683
       Paid-in capital .....................................................      186,284             179,528
       Deferred compensation ...............................................         (930)               (184)
       Retained earnings ...................................................       56,616              38,982
                                                                                ---------           ---------
            Total stockholders' investment .................................      242,663             219,009
                                                                                ---------           ---------
                                                                                $ 731,234           $ 724,823
                                                                                =========           =========


   The accompanying notes are an integral part of these consolidated condensed financial statements.

                       HADCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                Three Months Ended                      Six Months Ended
                                                          -----------------------------           -----------------------------
                                                          April 29,             May 1,            April 29,             May 1,
                                                            2000                 1999               2000                 1999
                                                          ---------             ------            ---------             ------


Net Sales ............................................    $ 275,422           $ 255,586           $ 520,165           $ 491,565
Cost of Sales ........................................      225,820             217,209             429,622             420,755
                                                          ---------           ---------           ---------           ---------
     Gross Profit ....................................       49,602              38,377              90,543              70,810
Operating Expenses ...................................       23,280              20,060              44,006              37,978
Amortization of Goodwill and Acquired
     Intangible Assets ...............................        3,051               3,049               6,103               6,126
                                                          ---------           ---------           ---------           ---------
     Income from Operations ..........................       23,271              15,268              40,434              26,706
Interest and Other Income, net .......................          511                 186               1,431                 787
Interest Expense .....................................       (6,739)             (7,783)            (13,423)            (16,479)
                                                          ---------           ---------           ---------           ---------
     Income Before Provision for Income Taxes.........       17,043               7,671              28,442              11,014
Provision for Income Taxes ...........................        6,476               3,049              10,808               4,378
                                                          ---------           ---------           ---------           ---------
     Net Income ......................................    $  10,567           $   4,622           $  17,634           $   6,636
                                                          =========           =========           =========           =========

Net Income per Share:
               Basic .................................    $    0.77           $    0.34           $    1.28           $    0.49
                                                          =========           =========           =========           =========
               Diluted ...............................    $    0.75           $    0.34           $    1.26           $    0.49
                                                          =========           =========           =========           =========

Weighted Average Shares Outstanding:
                Basic ................................       13,800              13,522              13,733              13,470
                                                          =========           =========           =========           =========
                Diluted ..............................       14,129              13,713              14,038              13,678
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

                       HADCO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                           Six Months Ended
                                                                                     ---------------------------
                                                                                     April 29,           May 1,
                                                                                       2000               1999
                                                                                     ---------           ------
Cash Flows from Operating Activities:
      Net income ................................................................    $ 17,634           $  6,636
      Adjustments to reconcile net income to net cash provided
               by operating activities -
           Depreciation and amortization ........................................      41,573             38,678
           Deferred compensation and deferred taxes .............................      (1,400)              (322)
           Director and executive officer stock grants ..........................          60                551
           Loss (Gain) on disposal of fixed assets ..............................        (283)                29
      Changes in assets and liabilities -
           Increase in accounts receivable ......................................     (23,129)           (11,700)
           Increase in inventories ..............................................      (1,897)            (1,626)
           Decrease (Increase) in prepaid expenses and other current assets......         (46)               184
           Decrease in refundable taxes .........................................          --             12,717
           Decrease (Increase) in other assets ..................................         736             (2,099)
           Increase (Decrease) in accounts payable and accrued expenses .........     (10,583)             4,206
                                                                                     --------           --------
               Net Cash Provided by Operating Activities ........................      22,665             47,254
                                                                                     --------           --------

Cash Flows from Investing Activities:
      Purchases of property, plant and equipment ................................     (26,862)           (29,130)
      Proceeds from sale of property, plant and equipment .......................         520                 --
                                                                                     --------           --------
               Net Cash Used in Investing Activities ............................     (26,342)           (29,130)
                                                                                     --------           --------

Cash Flows from Financing Activities:
      Principal payments of long-term debt ......................................     (36,033)           (46,460)
      Net proceeds from issuance of long-term debt ..............................      25,000             20,000
      Proceeds from exercise of stock options ...................................       2,110                531
      Proceeds from employee stock purchase plan ................................       1,843              1,574
      Tax benefit from exercise of nonqualified stock options ...................       1,791              1,045
                                                                                     --------           --------
               Net Cash Used in Financing Activities ............................      (5,289)           (23,310)
                                                                                     --------           --------

Net Decrease in Cash and Cash Equivalents .......................................      (8,966)            (5,186)
Cash and Cash Equivalents, Beginning of Period ..................................       9,078              7,169
                                                                                     --------           --------
Cash and Cash Equivalents, End of Period ........................................    $    112           $  1,983
                                                                                     ========           ========

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
           Interest .............................................................    $  1,698           $ 15,908
                                                                                     ========           ========
           Income taxes (net of refunds) ........................................    $  5,397           $    421
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

     INTERIM FINANCIAL STATEMENTS
     ----------------------------
     The accompanying consolidated condensed balance sheet as of April 29, 2000, and the consolidated condensed statements of operations for the three months and six months ended April 29, 2000 and May 1, 1999 and the consolidated condensed statements of cash flows for the six month periods ended April 29, 2000 and May 1, 1999 are unaudited, but in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. Results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year or any future period.

     NET INCOME PER SHARE
     --------------------
     A reconciliation of basic and diluted weighted average shares outstanding is as follows:

                                                                  Three Months Ended                Six Months Ended
                                                                -----------------------         -----------------------
                                                                April 29,        May 1,         April 29,        May 1,
                                                                  2000            1999            2000            1999
                                                                ---------        ------         ---------        ------
                                                                                    (in thousands)
            Basic weighted average shares outstanding ........   13,800          13,522          13,733          13,470
            Weighted average common equivalent shares ........      329             191             305             208
                                                                 ------          ------          ------          ------
            Diluted weighted average shares outstanding.......   14,129          13,713          14,038          13,678
                                                                 ======          ======          ======          ======

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   NET INCOME PER SHARE (CONTINUED)
     --------------------
     Diluted weighted average shares outstanding for the three month periods ended April 29, 2000 and May 1, 1999 do not include 445,460 and 1,088,855 common equivalent shares, respectively, as their effect would be anti-dilutive. Diluted weighted average shares outstanding for the six month periods ended April 29, 2000 and May 1, 1999 do not include 475,211 and 878,293 common equivalent shares, respectively, as their effect would be anti-dilutive.


2.   PENDING ACQUISITION
     -------------------
     On April 17, 2000, the Company entered into an Agreement and Plan of Merger (the "Agreement") by and among the Company, Sanmina Corporation ("Sanmina"), and SANM Acquisition Subsidiary, Inc., a wholly-owned subsidiary of Sanmina (the "Merger Sub"), providing for the merger of Merger Sub with and into the Company (the "Merger"), after which the separate corporate existence of Merger Sub shall cease and the Company shall continue as the surviving corporation and a wholly-owned subsidiary of Sanmina. In the Merger, all outstanding shares of Common Stock of the Company shall each be converted into the right to receive 1.40 shares of Common Stock of Sanmina (the "Sanmina Common Stock"). In addition, the Company has granted Sanmina an option to purchase 19.9% of the outstanding shares of the Company, which is exercisable only upon certain events. The consummation of the Merger is subject to various conditions precedent, including approval of the stockholders holding two-thirds of the outstanding Common Stock of the Company and various state and Federal regulatory agencies, as well as other customary conditions.

     Horace H. Irvine, II, the Company's Chairman of the Board of Directors and certain trusts for Mr. Irvine's benefit, collectively holders of approximately 5% of the outstanding Company Common Stock, and all the other Directors of the Company and certain officers of the Company, collectively holders of approximately 1% of the outstanding Company Common Stock, have agreed to vote in favor of the approval of the Merger and the Agreement.


3.   INVENTORIES
     -----------
     Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis, and consist of the following (in thousands):

                                                       April 29,       October 30,
                                                          2000             1999
                                                       ---------       -----------
              Raw Materials ..................          $27,445          $18,679
              Work-in-process.................           38,378           45,247
                                                        -------          -------
                                                        $65,823          $63,926
                                                        =======          =======

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

4.   LONG-TERM DEBT
     --------------
     Long-term debt consists of the following (in thousands):

                                                                                   April 29,          October 30,
                                                                                      2000                1999
                                                                                   ---------          -----------
              Variable rate mortgages ...................................          $     672           $     640
              Revolving credit facility .................................             65,000              75,000
              9 1/2% Senior Subordinated Notes due 2008 .................            199,456             199,422
              Obligations under capital leases with interest rates
                ranging from 7% to 7.75% ................................              4,663               5,762
                                                                                   ---------           ---------
                                                                                     269,791             280,824
              Less - Current portion ....................................             (2,383)             (2,515)
                                                                                   ---------           ---------
                                                                                   $ 267,408           $ 278,309
                                                                                   =========           =========


     Based on the amount outstanding on the Company's credit facility as of April 29, 2000, the Company has approximately $133.75 million of borrowings available.


5.   BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
     --------------------------------------
     During the fourth quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company's businesses are internally reported as two segments. These segments, which are based on differences in products, technologies, and services, are Printed Circuits and Value Added Manufacturing (VAM). Hadco evaluates performance of these segments based on profit or loss from operations, not including non-recurring charges.

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

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


5.   BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED)
     --------------------------------------------------

                                                        Three Months Ended                       Six Months Ended
                                                  ----------------------------            ----------------------------
                                                  April 29,             May 1,            April 29,             May 1,
                                                    2000                 1999               2000                 1999
                                                  ---------             ------            ---------             ------

      Net Sales:
           Printed Circuits ...................   $ 246,246           $ 217,706           $ 465,391           $ 414,077
           VAM ................................      40,825              47,787              73,748              93,079
           Elimination ........................     (11,649)             (9,907)            (18,974)            (15,591)
                                                  ---------           ---------           ---------           ---------
                                                  $ 275,422           $ 255,586           $ 520,165           $ 491,565
                                                  =========           =========           =========           =========

      Operating Income:
           Printed Circuits ...................   $  30,578           $  21,573           $  53,047           $  34,437
           VAM ................................         122               1,927                 168               3,236
           Unallocated general corporate.......      (7,429)             (8,232)            (12,781)            (10,967)
                                                  ---------           ---------           ---------           ---------
                                                  $  23,271           $  15,268           $  40,434           $  26,706
                                                  =========           =========           =========           =========

      Depreciation and Amortization:
           Printed Circuits ...................   $  32,688           $  15,073           $  48,807           $  30,035
           VAM ................................       1,784                 799               2,664               1,590
           Unallocated general corporate.......       7,101               3,400              10,591               7,053
                                                  ---------           ---------           ---------           ---------
                                                  $  41,573           $  19,272           $  62,062           $  38,678
                                                  =========           =========           =========           =========

      Capital Expenditures:
           Printed Circuits ...................   $  13,877           $  11,163           $  21,075           $  27,070
           VAM ................................       1,174                 607               2,274                 807
           Unallocated general corporate.......       2,994                 715               3,513               1,253
                                                  ---------           ---------           ---------           ---------
                                                  $  18,045           $  12,485           $  26,862           $  29,130
                                                  =========           =========           =========           =========


                                                                       As of
                                                             ---------------------------
                                                             April 29,       October 30,
                                                               2000             1999
                                                             ---------       -----------
      Identifiable Assets:
           Printed Circuits .......................          $465,419          $462,211
           VAM ....................................            54,927            48,608
           Unallocated general corporate...........           210,888           214,004
                                                             --------          --------
                                                             $731,234          $724,823
                                                             ========          ========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


5.   BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED)
     --------------------------------------------------
     The following is a reconciliation of segment operating income to consolidated income before provision for income taxes:

                                                                  Three Months Ended                     Six Months Ended
                                                              ---------------------------           ---------------------------
                                                              April 29,           May 1,            April 29,           May 1,
                                                                2000               1999               2000               1999
                                                              ---------           ------            ---------           ------
      Total operating income for reportable segments......    $ 23,271           $ 15,268           $ 40,434           $ 26,706
      Unallocated amounts:
           Interest and other income, net ................         511                186              1,431                787
           Interest expense ..............................      (6,739)            (7,783)           (13,423)           (16,479)
                                                              --------           --------           --------           --------
      Income before provision for income taxes ...........    $ 17,043           $  7,671           $ 28,442           $ 11,014
                                                              ========           ========           ========           ========


     The following summarizes financial information by geographic areas:

                                                          Three Months Ended                   Six Months Ended
                                                      --------------------------          --------------------------
                                                      April 29,          May 1,           April 29,          May 1,
                                                        2000              1999              2000              1999
                                                      ---------          ------           ---------          ------
      Net Sales:
           United States....................          $203,726          $202,627          $376,768          $384,362
           Canada ..........................            34,021            22,815            68,847            46,790
           Europe ..........................            16,214            17,222            34,033            30,937
           Asia ............................            13,756            10,573            31,962            24,621
           Other ...........................             7,705             2,349             8,555             4,855
                                                      --------          --------          --------          --------
                                                      $275,422          $255,586          $520,165          $491,565
                                                      ========          ========          ========          ========



                                                                  As of
                                                       ----------------------------
                                                       April 29,        October 30,
                                                         2000               1999
                                                       ---------        -----------
      Long-lived assets:
           United States.....................          $451,826          $466,434
           Asia .............................            48,373            49,420
           Europe ...........................               188               217
                                                       --------          --------
                                                       $500,387          $516,071
                                                       ========          ========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


6.   SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
     -------------------------------------------------------------------
     Basis of presentation. The Company sold on May 18, 1998, $200 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due in 2008 (the "Notes"). The Notes are fully and unconditionally guaranteed on a senior subordinated basis, jointly and severally, by certain of the Company's wholly owned domestic subsidiaries (the "Guarantors"). The Guarantors are Hadco Santa Clara, Inc., Hadco Phoenix, Inc., CCIR of Texas Corp., and CCIR of California Corp. The consolidating condensed financial statements of the Guarantors are presented below and should be read in connection with the Consolidated Condensed Financial Statements of the Company. Separate financial statements of the Guarantors are not presented because (i) the Guarantors are wholly-owned and have fully and unconditionally guaranteed the Notes on a joint and several basis and (ii) the Company's management has determined such separate financial statements are not material to investors and believes the consolidating condensed financial statements presented are more meaningful in understanding the financial position of the Guarantors.

     There are no significant restrictions on the ability of the Guarantors to make distributions to the Company.

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

6.   SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
     -------------------------------------------------------------------
                                  (Continued)


                      CONSOLIDATING CONDENSED BALANCE SHEET
                                   (unaudited)

                                                                           As of April 29, 2000
                                             -------------------------------------------------------------------------------------
                                                Guarantor      Non-Guarantor       Parent           Elimination       Consolidated
                                              Subsidiaries     Subsidiaries      Corporation          Entries             Total
                                              ------------     ------------      -----------        -----------       ------------
                                                                               (in thousands)

                                                ASSETS
Current Assets:
     Cash and cash equivalents                  $  (2,291)        $     231         $   2,172         $      --         $     112
     Accounts receivable, net                      62,113             9,774            67,822                --           139,709
     Inventories                                   32,517             5,903            27,403                --            65,823
     Deferred tax asset                                --                --            17,469                --            17,469
     Prepaid and other current assets               1,377               225             6,132                --             7,734
                                                ---------         ---------         ---------         ---------         ---------
        Total current assets                       93,716            16,133           120,998                --           230,847
Property, Plant and Equipment, net                136,598            48,562           132,984                --           318,144
Intercompany Receivable                            25,471             5,475            36,664           (67,610)               --
Investments in Subsidiaries                        11,105                --           288,909          (300,014)               --
Acquired Intangible Assets, net                   173,216                --                --                --           173,216
Other Assets                                           22                --             9,005                --             9,027
                                                ---------         ---------         ---------         ---------         ---------
                                                $ 440,128         $  70,170         $ 588,560         $(367,624)        $ 731,234
                                                =========         =========         =========         =========         =========

                                                LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
     Current portion of long-term debt          $   2,155         $      73         $     155         $      --         $   2,383
     Accounts payable                              37,416             7,767            49,123                --            94,306
     Intercompany payable                          23,316            44,294                --           (67,610)               --
     Accrued payroll and other
        employee benefits                           1,820               362            28,027                --            30,209
     Other accrued expenses                        45,939                94           (22,675)               --            23,358
                                                ---------         ---------         ---------         ---------         ---------
        Total current liabilities                 110,646            52,590            54,630           (67,610)          150,256
                                                ---------         ---------         ---------         ---------         ---------
Long-Term Debt, net of current portion              2,366                 6           265,036                --           267,408
                                                ---------         ---------         ---------         ---------         ---------
Deferred Tax Liability                             44,676                --            17,039                --            61,715
                                                ---------         ---------         ---------         ---------         ---------
Other Long-Term Liabilities                            --                --             9,192                --             9,192
                                                ---------         ---------         ---------         ---------         ---------
Stockholders' Investment:
     Common stock, $0.05 par value;
        Authorized - 50,000 shares
        Issued and outstanding - 13,835                11            29,655               693           (29,666)              693
     Paid-in capital                              400,616               130           186,284          (400,746)          186,284
     Deferred compensation                             --                --              (930)               --              (930)
     Retained earnings                           (118,187)          (12,211)           56,616           130,398            56,616
                                                ---------         ---------         ---------         ---------         ---------
        Total stockholders' investment            282,440            17,574           242,663          (300,014)          242,663
                                                ---------         ---------         ---------         ---------         ---------
                                                $ 440,128         $  70,170         $ 588,560         $(367,624)        $ 731,234
                                                =========         =========         =========         =========         =========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

6.   SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
     -------------------------------------------------------------------
                                   (Continued)

                      CONSOLIDATING CONDENSED BALANCE SHEET

                                                                              As of October 30, 1999
                                               -------------------------------------------------------------------------------------
                                                  Guarantor      Non-Guarantor       Parent         Elimination        Consolidated
                                                Subsidiaries      Subsidiaries     Corporation        Entries              Total
                                                ------------      ------------     -----------      -----------        ------------
                                                                                  (in thousands)

                                                ASSETS

Current Assets:
     Cash and cash equivalents                  $  (2,679)        $   1,378         $  10,379         $      --         $   9,078
     Accounts receivable, net                      49,926             7,566            59,088                --           116,580
     Inventories                                   28,085             6,590            29,251                --            63,926
     Deferred tax asset                                --                --            11,480                --            11,480
     Prepaid and other current assets               2,221               244             5,223                --             7,688
                                                ---------         ---------         ---------         ---------         ---------
         Total current assets                      77,553            15,778           115,421                --           208,752
Property, Plant and Equipment, net                141,510            49,638           137,033                --           328,181
Intercompany Receivable                            24,783             3,122            46,365           (74,270)               --
Investments in Subsidiaries                        12,162                --           280,444          (292,606)               --
Acquired Intangible Assets, net                   179,319                --                --                --           179,319
Other Assets                                           29                --             8,542                --             8,571
                                                ---------         ---------         ---------         ---------         ---------
                                                $ 435,356         $  68,538         $ 587,805         $(366,876)        $ 724,823
                                                =========         =========         =========         =========         =========

                                                LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
     Current portion of long-term debt          $   2,114         $      73         $     328         $      --         $   2,515
     Accounts payable                              41,842             5,583            52,675                --           100,100
     Intercompany payable                          28,089            46,181                --           (74,270)               --
     Accrued payroll and other
         employee benefits                          1,628               300            34,491                --            36,419
     Other accrued expenses                        37,355                97           (15,515)               --            21,937
                                                ---------         ---------         ---------         ---------         ---------
         Total current liabilities                111,028            52,234            71,979           (74,270)          160,971
                                                ---------         ---------         ---------         ---------         ---------
Long-Term Debt, net of current portion              3,307                43           274,959                --           278,309
                                                ---------         ---------         ---------         ---------         ---------
Deferred Tax Liability                             44,676                --            12,666                --            57,342
                                                ---------         ---------         ---------         ---------         ---------
Other Long-Term Liabilities                            --                --             9,192                --             9,192
                                                ---------         ---------         ---------         ---------         ---------
Stockholders' Investment:
     Common stock, $0.05 par value;
         Authorized - 50,000 shares
         Issued and outstanding - 13,631               11            29,655               683           (29,666)              683
     Paid-in capital                              400,616                --           179,528          (400,616)          179,528
     Deferred compensation                             --                --              (184)               --              (184)
     Retained earnings                           (124,282)          (13,394)           38,982           137,676            38,982
                                                ---------         ---------         ---------         ---------         ---------
         Total stockholders' investment           276,345            16,261           219,009          (292,606)          219,009
                                                ---------         ---------         ---------         ---------         ---------
                                                $ 435,356         $  68,538         $ 587,805         $(366,876)        $ 724,823
                                                =========         =========         =========         =========         =========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

6.   SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
     -------------------------------------------------------------------
                                   (Continued)

                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                   For the Three Months Ended April 29, 2000
                                              -----------------------------------------------------------------------------------
                                               Guarantor       Non-Guarantor        Parent          Elimination      Consolidated
                                              Subsidiaries     Subsidiaries       Corporation          Entries           Total
                                              ------------     ------------       -----------       -----------      ------------
                                                                                 (In Thousands)

Net Sales                                      $ 121,592         $  16,511         $ 137,319         $      --         $ 275,422
Cost of Sales                                    106,444            14,768           104,608                --           225,820
                                               ---------         ---------         ---------         ---------         ---------
     Gross Profit                                 15,148             1,743            32,711                --            49,602
Operating Expenses                                 2,447               934            19,899                --            23,280
Amortization of Goodwill and Acquired
        Intangible Assets                          3,051                --                --                --             3,051
                                               ---------         ---------         ---------         ---------         ---------
     Income (Loss) From Operations                 9,650               809            12,812                --            23,271
Interest and Other Income                            386               165            (1,054)            1,014               511
Interest Expense                                     (56)               (5)           (6,678)               --            (6,739)
                                               ---------         ---------         ---------         ---------         ---------
     Income Before Provision for Income
     Taxes                                         9,980               969             5,080             1,014            17,043
Provision for Income Taxes                         4,806               138             1,532                --             6,476
Equity in Income (Loss) of Subsidiary               (183)               --             6,005            (5,822)               --
                                               ---------         ---------         ---------         ---------         ---------
     Net Income                                $   4,991         $     831         $   9,553         $  (4,808)        $  10,567
                                               =========         =========         =========         =========         =========



                                                                      For the Six Months Ended April 29, 2000
                                                 -----------------------------------------------------------------------------------
                                               Guarantor      Non-Guarantor        Parent          Elimination      Consolidated
                                             Subsidiaries     Subsidiaries       Corporation         Entries           Total
                                             ------------     ------------       -----------       -----------      ------------
                                                                                (in thousands)

Net Sales                                     $ 225,253         $  31,571         $ 263,341         $      --         $ 520,165
Cost of Sales                                   199,916            28,829           200,877                --           429,622
                                              ---------         ---------         ---------         ---------         ---------
     Gross Profit                                25,337             2,742            62,464                --            90,543
Operating Expenses                                4,719             1,842            37,445                --            44,006
Amortization of Goodwill and Acquired
        Intangible Assets                         6,103                --                --                --             6,103
                                              ---------         ---------         ---------         ---------         ---------
     Income From Operations                      14,515               900            25,019                --            40,434
Interest and Other Income, net                      886               593            (2,288)            2,240             1,431
Interest Expense                                   (124)              (11)          (13,288)               --           (13,423)
                                              ---------         ---------         ---------         ---------         ---------
     Income Before Provision for
        Income Taxes                             15,277             1,482             9,443             2,240            28,442
Provision for Income Taxes                        8,125               299             2,384                --            10,808
Equity in Income (Loss) of Subsidiary            (1,057)               --             8,335            (7,278)               --
                                              ---------         ---------         ---------         ---------         ---------
     Net Income                               $   6,095         $   1,183         $  15,394         $  (5,038)        $  17,634
                                              =========         =========         =========         =========         =========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

6.   SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
     -------------------------------------------------------------------
                                   (Continued)

                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                    For the Three Months Ended May 1, 1999
                                              ------------------------------------------------------------------------------------
                                                 Guarantor      Non-Guarantor         Parent        Elimination       Consolidated
                                               Subsidiaries      Subsidiaries      Corporation        Entries             Total
                                               ------------      ------------      -----------      -----------       ------------
                                                                                 (In Thousands)

Net Sales                                       $ 115,042         $  11,716         $ 128,828         $      --         $ 255,586
Cost of Sales                                     101,206            11,557           104,446                --           217,209
                                                ---------         ---------         ---------         ---------         ---------
      Gross Profit                                 13,836               159            24,382                --            38,377
Operating Expenses                                  2,256               884            16,920                --            20,060
Amortization of Goodwill and Acquired
           Intangible Assets                        3,049                --                --                --             3,049
                                                ---------         ---------         ---------         ---------         ---------
      Income (Loss) From Operations                 8,531              (725)            7,462                --            15,268
Interest and Other Income, net                       (480)              217              (368)              817               186
Interest Expense                                      (17)                1            (7,767)               --            (7,783)
                                                ---------         ---------         ---------         ---------         ---------
      Income (Loss) Before Provision for
           Income Taxes                             8,034              (507)             (673)              817             7,671
Provision for Income Taxes                          4,406               112            (1,469)               --             3,049
Equity in Income (Loss) of Subsidiary              (1,436)               --             3,009            (1,573)               --
                                                ---------         ---------         ---------         ---------         ---------
      Net Income (Loss)                         $   2,192         $    (619)        $   3,805         $    (756)        $   4,622
                                                =========         =========         =========         =========         =========



                                                                     For the Six Months Ended May 1, 1999
                                              ------------------------------------------------------------------------------------
                                                 Guarantor      Non-Guarantor         Parent         Elimination      Consolidated
                                               Subsidiaries      Subsidiaries      Corporation         Entries            Total
                                               ------------     -------------      -----------       -----------      ------------
                                                                                 (In Thousands)

Net Sales                                       $ 229,996         $  22,224         $ 239,345         $      --        $ 491,565
Cost of Sales                                     206,415            22,417           191,923                --          420,755
                                                ---------         ---------         ---------         ---------        ---------
      Gross Profit                                 23,581              (193)           47,422                --           70,810
Operating Expenses                                  4,426             1,563            31,989                --           37,978
Amortization of Goodwill and Acquired
           Intangible Assets                        6,126                --                --                --            6,126
                                                ---------         ---------         ---------         ---------        ---------
      Income (Loss) From Operations                13,029            (1,756)           15,433                --           26,706
Interest and Other Income, net                       (630)             (408)            1,002               823              787
Interest Expense                                     (215)               (5)          (16,259)               --          (16,479)
                                                ---------         ---------         ---------         ---------        ---------
      Income (Loss) Before Provision for
           Income Taxes                            12,184            (2,169)              176               823           11,014
Provision for Income Taxes                          7,279               112            (3,013)               --            4,378
Equity in Income (Loss) of Subsidiary              (3,104)               --             2,624               480               --
                                                ---------         ---------         ---------         ---------        ---------
      Net Income (Loss)                         $   1,801         $  (2,281)        $   5,813         $   1,303        $   6,636
                                                =========         =========         =========         =========        =========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

6.   SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
     -------------------------------------------------------------------
                                   (Continued)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                      For the Six Months Ended April 29, 2000
                                                  ---------------------------------------------------------------------------------
                                                      Guarantor      Non-Guarantor        Parent         Elimination    Consolidated
                                                    Subsidiaries      Subsidiaries      Corporation        Entries          Total
                                                    ------------     -------------      -----------      -----------    ------------
                                                                                    (in thousands)

Net cash provided by (used in) operating
     activities                                        $ 11,381         $  1,382         $  7,662         $  2,240        $ 22,665
                                                       --------         --------         --------         --------        --------

Cash Flows from Investing Activities:
     Foreign Sales Corp. dividend                            --           (2,240)           2,240               --              --
     Purchase of property, plant and equipment          (10,604)          (2,492)         (13,766)              --         (26,862)
     Proceeds from sale of property, plant and
        equipment                                           511               --                9               --             520
     Investments in subsidiaries                             --            2,240               --           (2,240)             --
                                                       --------         --------         --------         --------        --------
        Net cash used in investing activities           (10,093)          (2,492)         (11,517)          (2,240)        (26,342)
                                                       --------         --------         --------         --------        --------

Cash Flows from Financing Activities:
     Principal payments of long-term debt                  (900)             (37)         (35,096)              --         (36,033)
     Proceeds from issuance of long-term debt                --               --           25,000               --          25,000
     Proceeds from exercise of stock options                 --               --            2,110               --           2,110
     Proceeds from the employee stock
        purchase plan                                        --               --            1,843               --           1,843
     Tax benefit from exercise of stock options              --               --            1,791               --           1,791
                                                       --------         --------         --------         --------        --------
        Net cash used in financing activities              (900)             (37)          (4,352)              --          (5,289)
                                                       --------         --------         --------         --------        --------

Net Increase (Decrease) in Cash and Cash
     Equivalents                                            388           (1,147)          (8,207)              --          (8,966)
Cash and Cash Equivalents,
     Beginning of Period                                 (2,679)           1,378           10,379               --           9,078
                                                       --------         --------         --------         --------        --------
Cash and Cash Equivalents,
     End of Period                                     $ (2,291)        $    231         $  2,172         $     --        $    112
                                                       ========         ========         ========         ========        ========

                       HADCO CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

6.   SUPPLEMENTAL GUARANTOR CONSOLIDATING CONDENSED FINANCIAL STATEMENTS
     -------------------------------------------------------------------
                                   (Continued)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                       For the Six Months Ended May 1, 1999
                                                  --------------------------------------------------------------------------------
                                                       Guarantor       Non-Guarantor        Parent       Elimination    Consolidated
                                                      Subsidiaries     Subsidiaries      Corporation       Entries          Total
                                                      ------------     -------------     -----------     -----------    ------------
                                                                                    (In Thousands)

Net cash provided by operating activities               $  9,461         $  5,752         $ 31,218         $    823       $ 47,254
                                                        --------         --------         --------         --------       --------

Cash Flows from Investing Activities:
      Foreign Sales Corp. dividend                            --             (823)             823               --             --
      Purchase of property, plant and equipment           (9,308)          (3,926)         (15,896)              --        (29,130)
      Investments in subsidiaries                             --              823               --             (823)            --
                                                        --------         --------         --------         --------       --------
           Net cash used in investing activities          (9,308)          (3,926)         (15,073)            (823)       (29,130)
                                                        --------         --------         --------         --------       --------

Cash Flows from Financing Activities:
      Principal payments of long-term debt                  (932)            (225)         (45,303)              --        (46,460)
      Proceeds from issuance of long-term debt                --               --           20,000               --         20,000
      Proceeds from exercise of stock options                 --               --              531               --            531
      Proceeds from the employee stock
           purchase plan                                      --               --            1,574               --          1,574
      Tax benefit from exercise of stock options              --               --            1,045               --          1,045
                                                        --------         --------         --------         --------       --------
           Net cash used in financing activities            (932)            (225)         (22,153)              --        (23,310)
                                                        --------         --------         --------         --------       --------

Net Increase (Decrease) in Cash and Cash
      Equivalents                                           (779)           1,601           (6,008)              --         (5,186)
Cash and Cash Equivalents,
      Beginning of Period                                    836                2            6,331               --          7,169
                                                        --------         --------         --------         --------       --------
Cash and Cash Equivalents,
      End of Period                                     $     57         $  1,603         $    323         $     --       $  1,983
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

RESULTS OF OPERATIONS - SECOND QUARTER
--------------------------------------
Net sales for the second quarter of fiscal 2000 increased 7.8%, or $19.8 million, over net sales for the same period in fiscal 1999. Printed circuit net sales increased 12.9%, or $26.8 million, in the second quarter of fiscal 2000 from the comparable period in fiscal 1999 due to higher unit shipments and a shift in mix towards higher priced printed circuits with more layers and greater densities. This increase was partially offset by a 2.1 percentage point decline in average pricing for printed circuits. VAM net sales decreased 14.6%, or $7.0 million, in the second quarter of fiscal 2000 from $47.8 million in the comparable period in fiscal 1999. VAM net sales decreased due to reduced production of low margin assembly products.

The gross profit margin increased to 18.0% of net sales for the quarter ended April 29, 2000 from 15.0% in the comparable quarter in fiscal 1999. Better capacity utilization of printed circuit operations caused gross margins to increase 4.7 percentage points. This increase in gross margin was offset by lower pricing on printed circuits, which decreased gross margins by 1.3 percentage points, and by lower capacity utilization of VAM operations, which caused gross margins to decrease by 0.4 percentage points.

Operating expenses increased by $3.2 million for the second quarter of fiscal 2000 over the second quarter of fiscal 1999. Operating expenses as a percent of net sales increased to 8.5% in the second quarter of fiscal 2000 compared to 7.8% in the comparable period of fiscal 1999. The increase is due to an increase of $2.6 million in selling expenses from expanded sales coverage and commissions on higher sales, an increase of $0.6 million in general and administrative expenses and slightly higher research and development expenses. Amortization of intangible assets was consistent between years. The Company includes in operating expenses charges for actual expenditures and accruals, based on estimates, for environmental matters. To the extent and in amounts Hadco believes circumstances warrant, it will continue to accrue and charge to operating expenses cost estimates relating to known environmental matters.

Interest and other income, net increased by $0.3 million for the quarter ended April 29, 2000 as compared to the comparable prior fiscal year period primarily due to higher gains on the disposal of fixed assets. Interest expense decreased by $1.0 million in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999 due to lower average outstanding debt balances during the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999.

RESULTS OF OPERATIONS - YEAR TO DATE
------------------------------------
Net sales for the six months ended April 29, 2000 increased 5.8%, or $28.6 million, over net sales for the same period in fiscal 1999. Printed circuit net sales increased 12.0%, or $47.9 million, in the first six months of fiscal 2000 from the comparable period in fiscal 1999 due to higher unit shipments and a shift in mix towards higher priced printed circuits with more layers and greater densities. This increase was partially offset by a 1.8 percentage point decline in average pricing for printed circuits. VAM net sales decreased 20.8%, or $19.3 million, in the first six months of fiscal 2000 from $93.1 million in the comparable period in fiscal 1999. VAM sales decreased due to reduced production of low margin assembly products.

The gross profit margin increased to 17.4% of net sales for the six months ended April 29, 2000 from 14.4% in the comparable period in fiscal 1999. Better capacity utilization from printed circuit operations caused gross margins to increase by 5.1 percentage points. This increase in gross margin was offset by lower pricing on printed circuits, which decreased gross margins by 1.6 percentage points, and by lower capacity utilization of VAM operations, which caused gross margins to decrease by 0.5 percentage points.

Operating expenses increased by $6.0 million, from 7.7% of net sales in the first half of fiscal 1999 to 8.5% of net sales in the same period in fiscal 2000. The increase was due to higher selling expenses related to increased bookings and expanded sales coverage, a slight increase in general and administrative expenses and slightly higher research and development expenses. Amortization of intangible assets was consistent between years.

Interest and other income, net increased by $0.6 million for the six months ended April 29, 2000 as compared to the six months ended May 1, 1999 due to higher average invested cash balances and higher gains on the disposal of equipment. Interest expense decreased by $3.1 million in the six months ended April 29, 2000 as compared to the six months ended May 1, 1999 due to lower average outstanding debt balances during fiscal 2000.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Net cash provided by operating activities for the first six months of fiscal 2000 was $22.7 million, a reduction of $24.6 million from the comparable prior year period. This reduction resulted primarily from an increase in accounts receivable of $23.1 million, and a reduction of $10.6 million in accounts payable and accrued expenses. The reduction in accounts payable and accrued expenses resulted from higher incentive compensation accrued in fiscal 1999 and paid during the first quarter of fiscal 2000. In addition, the Company incurred a significant amount of capital expenditures during the fourth quarter of fiscal 1999, which were paid during the first quarter of fiscal 2000.

Net cash used in investing activities in the first half of fiscal 2000 was $26.3 million, a decrease of $2.8 million from the first half of fiscal 1999, due to lower capital expenditures.

Net cash used in financing activities was $5.3 million in the first six months of fiscal 2000 compared to $23.3 million in the comparable prior year period. The Company repaid a net of $10.0 million of its credit facility in the first six months of fiscal 2000, compared to $25.0 million in the comparable prior year period.

------------------------------------------
At April 29, 2000, the Company had working capital of $80.6 million and a current ratio of 1.54, as compared to working capital of $47.8 million and a current ratio of 1.30 at October 30, 1999. The increase in working capital resulted primarily from an increase in accounts receivable, as customer order and shipment rates increased, combined with the reductions in accounts payable noted above.

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

YEAR 2000 READINESS DISCLOSURE STATEMENT
----------------------------------------
As part of the Year 2000 project, the Company completed an internal assessment of its operations to determine the extent to which the Company could be adversely affected by Year 2000 issues. This internal assessment included both Information Technology (IT) systems and non-IT systems. The Company also surveyed all of its active suppliers to determine their Year 2000 compliance status. In Fiscal 1999, the Company developed business continuity/contingency plans for all its facilities. These plans cover Year 2000 issues and potential disruptions.

The Company has not to date encountered any date-related processing issues or any business interruption in connection with the Year 2000 roll-over to January 1, 2000. However, we could still experience unanticipated problems and costs caused by undetected errors or defects from the Year 2000 issue.

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

--------------------------------------------------

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

NEW ACCOUNTING STANDARDS
------------------------
In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("Interpretation 44"). Interpretation 44 clarifies the application of APB No. 25 in certain situations, as defined. Interpretation 44 is effective July 1, 2000 but is retroactive for certain events that occurred after December 15, 1998. The Company does not expect that the adoption of Interpretation 44 will materially affect its consolidated results of operations.

The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with Accounting Principles Board Opinion (APB) No. 20 Accounting Changes, no later than the second quarter of fiscal 2000. The Company believes that the adoption of the guidance in SAB No. 101 will not have a material impact on future operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts receivable, accounts payable and long-term debt obligations. The fair value of these financial instruments approximates their carrying amount, except for the 9 1/2% Senior Subordinated Notes (the "Notes"), at April 29, 2000. The faIR market value of the Notes was $200 million with a carrying amount of $199.5 million at April 29, 2000.

PRIMARY MARKET RISK EXPOSURES

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company incurs interest expense on loans made under the Company's credit facility at interest rates, which are fixed, for a maximum of six months. At April 29, 2000, the Company's outstanding borrowings under the credit facility were $65.0 million, which was borrowed under one Eurodollar loan which expires on May 26, 2000 and is at a rate of 6.75%. The Company has the option to fix the interest rates on the Eurodollar rate loan for periods of one, two, three or six months. The Eurodollar Rate is subject to market risks and will fluctuate.

Substantially all of the Company's business outside the United States is conducted in U.S. dollar denominated transactions. The Company does operate a volume manufacturing facility in Malaysia. Some of the expenses of this facility are denominated in Malaysian ringgits. Expenses denominated in ringgits include local salaries and wages, utilities and some operating supplies. The Company also funds small sales offices in Ireland and Great Britain, where expenses are paid in British Pounds, Irish Punts and Eurodollars. However, the Company believes that these operating expenses will not have a material adverse effect on the Company's business, results of operations or financial condition.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

In March 2000, the Court approved and entered the Consent Decree in the Auburn Road environmental litigation. Under the terms of the Consent Decree, the Company is a cash-out party and does not have responsibility for performance of ongoing remedial or monitoring work at the site.


ITEM 2. - CHANGES IN SECURITIES

Under the Company's Outside Directors' Compensation Plan of 2000 (the "Outside Directors' Plan"), non-employee directors of the Company receive payment of an annual fee in the form of restricted Common Stock of the Company. Non-employee directors may elect to defer receipt of any such payment. On March 3, 2000, the non-employee directors received an aggregate of 1,056 shares of Common Stock pursuant to the Outside Directors' Plan. Of such shares, receipt of 352 shares was deferred in accordance with the Outside Directors' Plan. The aggregate value of all such shares issued on March 3, 2000 to non-employee directors was $59,801 (based on a fair market value on that date of $56.63 per share).

Each of the shares of Common Stock of the Company referenced above was issued by the Company in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for an offering to a small number of knowledgeable investors.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of Hadco Corporation was held on March 2, 2000.

     (b)  No information provided due to inapplicability of item.

     (c) A vote was proposed to (1) fix the number of directors at eight (8) and to elect a Board of Directors to serve for the ensuing year or until their respective successors are duly elected and qualified; (2) approve the Hadco Corporation Outside Directors' Compensation Plan of 2000; and (3) ratify the selection of Arthur Andersen LLP as auditors for the fiscal year ending October 28, 2000.

     The voting results are as follows:

                                                        Votes                Votes
                                    Votes For          Against             Withheld
                                    ---------          -------             ---------
(1)     Horace H. Irvine II        12,784,836              N/A                68,652
        Andrew E. Lietz            12,784,836              N/A                68,652
        Oliver O. Ward             12,784,836              N/A                68,652
        John F. Smith              12,784,836              N/A                68,652
        John E. Pomeroy            12,784,836              N/A                68,652
        James C. Taylor            12,784,836              N/A                68,652
        Mauro J. Walker            12,784,836              N/A                68,652
        Gilbert M. Roddy, Jr.      12,784,836              N/A                68,652

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

                                                        Votes                   Votes
                                    Votes For          Against                Withheld
                                    ---------          -------                ---------

(2)     Hadco Corporation
          Outside Directors'
          Compensation Plan
          of 2000                  12,135,850          593,393                 143,424

(3)     Arthur Andersen, LLP
          Ratification             12,863,258            3,973                   5,436



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
            3.1  Amendment to Registrant's By-laws.
           10.1 Second Amendment dated April, 2000 to Lease between Registrant and Manor Parkway LLC for 12B Manor Parkway, Salem, NH.
          *10.2  Amendment to Registrant's 1998 Stock Plan.
          *10.3 Amendment to Registrant's November 29, 1995 Stock Option Plan. *10.4 Amendment to Registrant's September 1990 Stock Option Plan. *10.5 Amendment to Registrant's 1991 Non-Employee Directors' Stock
                 Option Plan.
           27.   Financial Data Schedule.


          * Indicates a management contract or any compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 6(a).

     (b)  Reports on Form 8-K

     Current Report on Form 8-K filed May 16, 2000;
     Current Report on Form 8-K filed May 3, 2000;
     Current Report on Form 8-K filed April 18, 2000;
     Current Report on Form 8-K filed March 30, 2000; and
     Current Report on Form 8-K filed March 20, 2000.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Hadco Corporation


Date:  May 22, 2000                    By: /s/ F. Gordon Bitter
                                           -------------------------------
                                           F. Gordon Bitter
                                           Senior Vice President and Chief
                                           Financial Officer (principal
                                           financial officer and principal
                                           accounting officer)